Form 10-Q
period 1996-03-30
THERMO ECOTEK CORP
filed 1996-05-06
CIK 864960

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC  20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended March 30, 1996.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

                         Commission File Number 1-13572


                            THERMO ECOTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                         04-3072335
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   81 Wyman Street, P.O. Box 9046
   Waltham, Massachusetts                                           02254-9046
   (Address of principal executive offices)                         (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1500

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
               90 days. Yes [ X ]  No [   ]

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


                    Class                  Outstanding at April 26, 1996
         ----------------------------     ------------------------------
         Common Stock, $.10 par value                15,569,742
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     March 30,  September 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------

   Current Assets:
     Cash and cash equivalents                       $ 81,374        $ 49,159
     Restricted funds                                   7,180          11,992
     Accounts receivable and unbilled revenues         20,555          25,275
     Inventories                                        9,164           9,976
     Prepaid income taxes and other current assets      6,622           5,468
                                                     --------        --------
                                                      124,895         101,870
                                                     --------        --------

   Property, Plant and Equipment                      283,452         272,797
     Less: Accumulated depreciation and amortization   37,444          28,047
                                                     --------        --------
                                                      246,008         244,750
                                                     --------        --------

   Note Receivable                                        900             900
                                                     --------        --------

   Restricted Funds                                    13,320          12,040
                                                     --------        --------

   Other Assets                                        15,660          12,207
                                                     --------        --------

                                                     $400,783        $371,767
                                                     ========        ========












                                        2PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                    March 30,   September 30,
   (In thousands except share amounts)                   1996            1995
   --------------------------------------------------------------------------

   Current Liabilities:
     Accounts payable                                $  5,428       $  1,274
     Lease obligations payable                          1,809          1,765
     Current portion of long-term obligations          24,187         21,291
     Accrued interest                                   3,033          3,496
     Other accrued expenses                            12,125         11,555
     Due to parent company                                501            451
                                                     --------       --------
                                                       47,083         39,832
                                                     --------       --------
   Long-term Obligations:
     Nonrecourse tax-exempt obligations                78,700         94,700
     4% Subordinated convertible debentures,
       due to parent company                           68,500         68,500
     Noninterest-bearing subordinated convertible
       debentures (Note 2)                             37,000              -
     Capital lease obligations                         33,318         39,160
                                                     --------       --------
                                                      217,518        202,360
                                                     --------       --------

   Deferred Income Taxes                               22,320         19,775
                                                     --------       --------

   Other Deferred Items                                14,185         13,958
                                                     --------       --------

   Minority Interest                                    2,856          2,857
                                                     --------       --------
   Shareholders' Investment:
     Common stock, $.10 par value, 50,000,000
       shares authorized; 15,584,248 and
       15,506,433 shares issued                         1,558          1,551
     Capital in excess of par value                    64,653         64,188
     Retained earnings                                 30,929         27,268
     Treasury stock at cost, 17,388 and 1,521 shares     (319)           (22)
                                                     --------       --------
                                                       96,821         92,985
                                                     --------       --------

                                                     $400,783       $371,767
                                                     ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Three Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands except per share amounts)                 1996          1995
   --------------------------------------------------------------------------

   Revenues                                             $33,505      $31,015
                                                        -------      -------

   Costs and Operating Expenses:
     Cost of revenues (includes $1,647 and
       $1,339 to related parties)                        26,560       25,668
     General and administrative expenses (includes
       $379 and $416 to parent company)                   2,749        2,327
                                                        -------      -------

                                                         29,309       27,995
                                                        -------      -------

   Operating Income                                       4,196        3,020

   Interest Income                                        1,113          671
   Interest Expense (includes $685 and $693
     to parent company)                                  (3,621)      (2,646)
                                                        -------       ------

   Income Before Provision for Income Taxes
     and Minority Interest                                1,688        1,045

   Provision for Income Taxes                               752          242
   Minority Interest Expense                                327          392
                                                        -------       ------

   Net Income                                           $   609      $   411
                                                        =======      =======

   Earnings per Share                                   $   .04      $   .03
                                                        =======      =======

   Weighted Average Shares                               16,310       13,953
                                                        =======      =======


   The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)


                                                         Six Months Ended
                                                     -----------------------
                                                     March 30,       April 1,
   (In thousands except per share amounts)                1996           1995
   --------------------------------------------------------------------------

   Revenues                                            $67,801       $63,195
                                                       -------       -------

   Costs and Operating Expenses:
     Cost of revenues (includes $3,113 and
       $2,814 to related parties)                       50,749        50,393
     General and administrative expenses (includes
       $835 and $994 to parent company)                  5,175         3,778
                                                       -------       -------

                                                        55,924        54,171
                                                       -------       -------

   Operating Income                                     11,877         9,024

   Interest Income                                       2,368         1,191
   Interest Expense (includes $1,370 and $1,307
     to parent company)                                 (7,464)       (5,412)
                                                       -------        ------

   Income Before Provision for Income Taxes
     and Minority Interest                               6,781         4,803

   Provision for Income Taxes                            2,545         1,415
   Minority Interest Expense                               575           701
                                                       -------        ------

   Net Income                                            3,661         2,687
                                                       =======       =======
   Earnings per Share:
     Primary                                           $   .23       $   .20
                                                       =======       =======
     Fully diluted                                     $   .19       $   .17
                                                       =======       =======
   Weighted Average Shares:
     Primary                                            16,067        13,555
                                                       =======       =======
     Fully diluted                                      23,321        21,079
                                                       =======       =======

   The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                          Six Months Ended
                                                      -----------------------
                                                      March 30,      April 1,
   (In thousands)                                          1996          1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                       $  3,661      $  2,687
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Minority interest expense                         575           701
         Depreciation and amortization                   9,984         5,214
         Increase in deferred income taxes               2,545         1,192
         Decrease in other deferred items                    -          (797)
         Changes in current accounts:
           Restricted funds                              4,812         4,351
           Accounts receivable and unbilled revenues     4,720         4,952
           Inventories                                     812        (1,231)
           Other current assets                         (1,154)        1,489
           Accounts payable                              4,154           308
           Lease obligations payable                       441         1,161
           Due to parent company                            50        (2,015)
           Other current liabilities                       107           (33)
                                                      --------      --------
             Net cash provided by operating
               activities                               30,707        17,979
                                                      --------      --------
   Investing Activities:
     Funding of long-term restricted funds              (1,280)       (3,284)
     Increase in other assets                           (3,004)            -
     Purchases of property, plant and equipment        (10,672)       (1,140)
                                                      --------      --------
             Net cash used in investing
               activities                              (14,956)       (4,424)
                                                      --------      --------
   Financing Activities:
     Due to parent company                                   -           542
     Repayment of long-term obligations                (18,946)      (11,200)
     Net proceeds from issuance of subordinated
       convertible debentures (Note 2)                  35,942             -
     Net proceeds from issuance of Company
       common stock                                        175        27,506
     Distribution to minority partner                     (707)         (538)
                                                      --------      --------
             Net cash provided by financing
               activities                               16,464        16,310
                                                      --------      --------
   Increase in Cash and Cash Equivalents                32,215        29,865
   Cash and Cash Equivalents at Beginning of Period     49,159        14,259
                                                      --------      --------
   Cash and Cash Equivalents at End of Period         $ 81,374      $ 44,124
                                                      ========      ========
   Cash Paid For:
     Interest                                         $  7,927      $  5,811
     Income taxes                                     $     97      $      1

   The accompanying notes are an integral part of these consolidated financial statements.
                                        6PAGE

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements

   1. General

      The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of (a) the results of operations for the three- and six-month periods ended March 30, 1996 and April 1, 1995,
   (b) the financial position at March 30, 1996, and (c) the cash flows for the six-month periods ended March 30, 1996 and April 1, 1995. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of September 30, 1995, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Transition Report on Form 10-K for the nine months ended September 30, 1995, filed with the Securities and Exchange Commission.


   2. Noninterest-bearing Subordinated Convertible Debentures

      In March 1996, the Company issued and sold at par $37 million principal amount of noninterest-bearing subordinated convertible debentures due 2001. The debentures are convertible into shares of the Company's common stock at a conversion price of $20.34 per share and are guaranteed on a subordinated basis by Thermo Electron. Net proceeds were approximately $36 million.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

      The Company earns revenues from the operation of independent electric power generation facilities through joint ventures, limited partnerships or wholly owned subsidiaries (the Operating Companies). Each Operating Company sells power under a long-term power sale agreement. The profitability of operating the Company's facilities depends on the price received for power under the power sale agreements with power purchasers, on plant performance or availability, on the degree to which utilities exercise curtailment rights granted under power sale agreements and on the fuel, operating and maintenance costs for the facilities. Curtailment rights allow a utility to require an Operating Company to curtail power output up to pre-established annual levels during periods of low system demand. A utility commonly experiences low system demand during periods when hydroelectric power is available, generally following periods of heavy rain or snow. The contractually allowable maximum for such curtailment at each of the Company's Woodland and Mendota plants is 1,000 hours per calendar year, which was reached in calendar 1995. The Woodland and Mendota plants each experienced approximately 425 hours of curtailment from January through
                                        7PAGE

                            THERMO ECOTEK CORPORATION

   March 1996, and expect to experience curtailment during the remainder of fiscal 1996. The Company earns a disproportionately high share of its income in the months of May to October due to the rate structures under the power sale agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Company has historically operated at a loss or marginal profit during the second fiscal quarter due to the rate structure under these agreements. The Company's profitability is also dependent on the amount of development expenses that it incurs.

   Results of Operations

       In June 1995, the Company changed its fiscal year-end from the Saturday nearest December 31 to the Saturday nearest September 30.

   Three Months Ended March 30, 1996 Compared With Three Months Ended April 1, 1995

        Revenues in the three months ended March 30, 1996 were $33.5 million, compared with $31.0 million in the three months ended April 1, 1995, an increase of $2.5 million, or 8.1%. The increase is primarily due to higher contractual energy rates at all of the Company's facilities, except the Hemphill plant, as well as fewer days of scheduled and unscheduled outages at the Delano plants, offset in part by higher curtailment of power output at the Mendota and Woodland plants.

       The Hemphill and Whitefield Operating Companies have reached an agreement in principle with Public Service of New Hampshire (PSNH) to settle certain rate order renegotiations initiated by PSNH. The settlement agreement is subject to the approval of the New Hampshire Public Utilities Commission on terms acceptable to both PSNH and the Company, and the satisfaction of certain other conditions. The principal terms of the agreement generally call for the Hemphill and Whitefield Operating Companies to reduce the amount of power sold annually to PSNH to 70% of the plants' capacities, and to reduce the price per kilowatt paid by PSNH to $.06 per kilowatt hour, escalating three percent per year for the remainder of the term of the original, applicable rate order. In consideration for these reductions, the Operating Companies would receive certain cash settlement payments, paid over several years. The settlement, if approved and executed, is not expected to have a material impact on the Company's consolidated results of operations or financial condition.

       The gross profit margin increased to 21% in the three months ended March 30, 1996, compared with 17% in the three months ended April 1, 1995. The improvement results primarily from the effect of higher revenues described above and lower fuel and other operating costs at two of the Company's California plants.

       General and administrative expenses as a percentage of revenues were 8.2% in the three months ended March 30, 1996, compared with 7.5% in the three months ended April 1, 1995. The change results primarily from an ongoing increase in international business development efforts.

       Interest income increased to $1.1 million in the three months ended March 30, 1996, compared with $671,000 in the three months ended April 1, 1995, primarily due to increased invested amounts as a result of the

                                        8PAGE

                            THERMO ECOTEK CORPORATION

   Three Months Ended March 30, 1996 Compared With Three Months Ended April 1, 1995 (continued)

   Company's initial public offering in February 1995, which raised net proceeds of $27.5 million, and approximatly $36 million of net proceeds from the Company's issuance of convertible debentures in March 1996. Interest expense increased to $3.6 million in the three months ended March 30, 1996, compared with $2.6 million in the three months ended April 1, 1995, primarily due to the conversion of the Mendota plant lease to a capital lease effective April 1995.

       The effective tax rate was 45% in the three months ended March 30, 1996, compared with 23% in the three months ended April 1, 1995. The tax rate in 1996 exceeds the statutory federal rate due to state income taxes. The 1995 effective tax rate reflects the benefit of tax credits and loss carryforwards.

       Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company.

   Six Months Ended March 30, 1996 Compared With Six Months Ended April 1,
   1995

       Revenues in the six months ended March 30, 1996 were $67.8 million, compared with $63.2 million in 1995, an increase of $4.6 million. The increase is primarily due to higher contractual energy rates in 1996 at all of the Company's facilities, except the Hemphill plant, as well as fewer days of scheduled and unscheduled outages at the Delano plants, offset in part by higher curtailment of power output at the Mendota and Woodland plants.

       The gross profit margin increased to 25% during the six months ended March 30, 1996, compared with 20% in the six months ended April 1, 1995. The improvement results largely from the effect of higher revenues and lower fuel costs.

       General and administrative expenses as a percentage of revenues were 7.6% in the six months ended March 30, 1996, compared with 6.0% in the six months ended April 1, 1995. The change results primarily from an ongoing increase in international business development efforts.

       Interest income increased to $2.4 million in the six months ended
   March 30, 1996, compared with $1.2 million in the six months ended April 1, 1995 due to increased invested amounts as a result of the Company's initial public offering in February 1995 and net proceeds from the Company's issuance of convertible debentures in March 1996. Interest expense increased to $7.5 million during the six months ended March 30, 1996, compared with $5.4 million in the six months ended April 1, 1995, primarily due to the conversion of the Mendota plant lease to a capital lease effective April 1995.

       The effective tax rates were 38% and 29% in 1996 and 1995, respectively. The rates in both years reflect the exclusion of income taxed directly to minority partners, offset in part by state income taxes. The 1995 effective tax rate also reflects the benefit of tax credits and loss carryforwards.
                                        9PAGE

                            THERMO ECOTEK CORPORATION

   Liquidity and Capital Resources

       Working capital increased to $77.8 million at March 30, 1996 from $62.0 million at September 30, 1995. The Company had cash, cash equivalents, and current restricted funds of $88.6 million at March 30, 1996, compared with $61.2 million at September 30, 1995. At March 30, 1996, current restricted funds held in trust pursuant to certain lease and debt agreements totaled $7.2 million. The use of an additional $3.9 million of cash and cash equivalents at March 30, 1996 was also restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances or other distributions.

       During the six months ended March 30, 1996, the Company's operating activities provided cash and restricted funds of $25.9 million. The Company received approximately $36 million of net proceeds from the issuance of $37 million principal amount of noninterest-bearing subordinated convertible debentures in March 1996. The Company used cash of $18.9 million for the repayment of long-term obligations related to two of its California plants. The Company also used cash of $3.0 million to purchase an additional 1,500,000 shares of KFX Inc. (KFX) common stock bringing its total equity interest in KFX to approximately 14%. Pursuant to certain agreements with KFX, the Company has the right, but not the obligation, to purchase an additional 1,250,000 shares of KFX common stock for $2.00 per share in fiscal 1997, and to purchase up to a 51% equity interest in KFX in fiscal 2000. In addition, during the six months ended March 30, 1996, the Company expended $10.2 million for the construction of a coal-beneficiation facility near Gillette, Wyoming and expended $.5 million on the purchase of other property, plant and equipment. The Company is committed to fund approximately an additional $31 million for construction of the coal-beneficiation facility, primarily during the remainder of fiscal 1996. During the first half of fiscal 1996, the Company distributed $.7 million to a minority partner of one of its Operating Companies.

       The Company is committed to contribute $15 million for a minority interest in a 185 megawatt combined cycle, steam-turbine electric-generation facility located in Puerta Plata, Dominican Republic. Funding is expected to take place by the end of fiscal 1996 unless the Company notifies its project partner of its intention not to provide funding and, within 60 days following such notice, the project fails to pass a prescribed performance test.

        Pursuant to an Asset Purchase Agreement between two of the Company's wholly owned subsidiaries and W.R. Grace & Co. - Conn. (Grace), the Company agreed to pay $8.0 million, subject to certain adjustments, for the acquisition of all net assets of Grace's business unit specializing in the manufacture and distribution of botanical extracts and microbial products used for pest control. The Company currently expects to complete this acquisition during its third fiscal quarter, however, completion is subject to obtaining regulatory approvals and consents of certain third parties, as well as satisfaction of other closing conditions.




                                       10PAGE

                            THERMO ECOTEK CORPORATION

        The Company expects to fund its existing commitments for the remainder of fiscal 1996 through its current resources. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant amounts of funds from time to time to meet project development requirements, including the funding of equity investments. As the Company acquires, invests in or develops future plants or technologies, the Company expects to finance them with nonrecourse debt and to fund equity contributions through internal funds, raising additional equity or through borrowings from third parties or Thermo Electron. While Thermo Electron has expressed its willingness to provide funds to the Company to help finance the Company's equity investments in future projects, the Company has no agreements with Thermo Electron that assure funds will be available on acceptable terms, or at all.


   PART II - OTHER INFORMATION

   Item 4 - Submission of Matters to a Vote of Security Holders

        On March 11, 1996, at the Annual Meeting of Shareholders, the shareholders elected seven directors to a one-year term expiring in 1997. The directors elected at the meeting were Jerry P. Davis, George N. Hatsopoulos, John N. Hatsopoulos, Brian D. Holt, Frank Jungers, William A. Rainville, and Susan F. Tierney. Each nominee for director received 14,872,970 shares voted in favor of his election and 15,204 shares against, except William A. Rainville who received 14,872,770 shares voted in favor of his election and 15,404 shares against, and Susan F. Tierney who received 14,868,670 shares voted in favor of her election and 19,504 shares against. No broker nonvotes were recorded on the election of directors.

        The shareholders also approved a proposal to adopt an employee's stock purchase plan and to reserve 50,000 shares of the Company's common stock and 50,000 shares of Thermo Electron's common stock for issuance thereunder as follows: 14,866,628 shares voted in favor, 13,606 shares voted against, and 7,940 shares abstained. No broker nonvotes were recorded on the proposal.


   Item 6 - Exhibits

       See Exhibit Index on the page immediately preceding exhibits.








                                       11PAGE

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of May 1996.

                                             THERMO ECOTEK CORPORATION



                                             Paul Kelleher
                                             -------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             -------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer


























                                       12PAGE

                            THERMO ECOTEK CORPORATION

                                  Exhibit Index


   Exhibit
   Number       Description of Exhibit                                    Page
   -------      -----------------------------------------------------     ----

      2 Asset Purchase Agreement among Thermo Trilogy Corporation, Thermo Ecotek International Holdings, Inc., and W.R. Grace & Co. - Conn. dated March 5, 1996. Pursuant to Item 601 (b)(2) of registration S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the Commission upon request.

      4 Fiscal Agency Agreement dated as of March 14, 1996 among the Company, Thermo Electron Corporation, and Chemical Bank as fiscal agent, relating to $37 million principal amount of noninterest-bearing subordinated convertible debentures due 2001.

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.