Form 10-Q
period 1996-06-29
THERMO ECOTEK CORP
filed 1996-08-02
CIK 864960

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

   (mark one)

   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Quarter Ended June 29, 1996.

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

               Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at July 26, 1996
         ----------------------------     -----------------------------
         Common Stock, $.10 par value                15,934,221
PAGE

   PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements


                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      June 29,  September 30,
   (In thousands)                                         1996           1995
   --------------------------------------------------------------------------
   Current Assets:
     Cash and cash equivalents                        $ 68,519       $ 49,159
     Restricted funds                                   15,269         11,992
     Accounts receivable and unbilled revenues          23,836         25,275
     Inventories                                        11,902          9,976
     Prepaid income taxes and other current assets       5,660          5,468
                                                      --------       --------

                                                       125,186        101,870
                                                      --------       --------

   Property, Plant and Equipment                       298,025        272,797

     Less: Accumulated depreciation and amortization    41,872         28,047
                                                      --------       --------

                                                       256,153        244,750
                                                      --------       --------

   Note Receivable                                           -            900
                                                      --------       --------

   Restricted Funds                                     13,982         12,040
                                                      --------       --------

   Other Assets                                         19,656         12,207
                                                      --------       --------
                                                      $414,977       $371,767
                                                      ========       ========


                                        2PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                     June 29,  September 30,
   (In thousands except share amounts)                   1996           1995
   -------------------------------------------------------------------------
   Current Liabilities:
     Current portion of long-term obligations        $ 24,187       $ 21,291
     Accounts payable                                   2,620          1,274
     Lease obligations payable                          5,624          1,765
     Accrued interest                                   5,936          3,496
     Other accrued expenses                            11,444         11,555
     Due to parent company                              1,268            451
                                                     --------       --------

                                                       51,079         39,832
                                                     --------       --------

   Long-term Obligations:
     Nonrecourse tax-exempt obligations                78,700         94,700
     4% Subordinated convertible debentures,
       due to parent company                           68,500         68,500
     Noninterest-bearing subordinated convertible
       debentures (Note 2)                             35,000              -
     Capital lease obligations                         33,318         39,160
                                                     --------       --------

                                                      215,518        202,360
                                                     --------       --------

   Deferred Income Taxes                               24,421         19,775
                                                     --------       --------

   Other Deferred Items                                14,093         13,958
                                                     --------       --------

   Minority Interest                                    3,076          2,857
                                                     --------       --------

   Shareholders' Investment (Note 4):
     Common stock, $.10 par value, 50,000,000
       shares authorized; 15,958,576 and
       15,506,433 shares issued                         1,596          1,551
     Capital in excess of par value                    71,771         64,188
     Retained earnings                                 33,953         27,268
     Treasury stock at cost, 24,355 and 1,521 shares     (530)           (22)
                                                     --------       --------

                                                      106,790         92,985
                                                     --------       --------
                                                     $414,977       $371,767
                                                     ========       ========

   The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                          Three Months Ended
                                                         --------------------
                                                         June 29,     July 1,
   (In thousands except per share amounts)                   1996        1995
   --------------------------------------------------------------------------
   Revenues                                               $35,316    $34,044
                                                          -------    -------

   Costs and Operating Expenses:
     Cost of revenues (includes $1,008 and
       $615 to related parties)                            24,464     24,468
     General and administrative expenses (includes
       $397 and $452 to parent company)                     3,098      2,944
                                                          -------    -------

                                                           27,562     27,412
                                                          -------    -------

   Operating Income                                         7,754      6,632

   Interest Income                                          1,398      1,034
   Interest Expense (includes $685 to parent
     company in 1996 and 1995)                             (3,688)    (3,995)
                                                          -------     ------

   Income Before Provision for Income Taxes
     and Minority Interest                                  5,464      3,671

   Provision for Income Taxes                               2,101      1,219
   Minority Interest Expense                                  340        376
                                                          -------     ------

   Net Income                                             $ 3,023    $ 2,076
                                                          =======    =======

   Earnings per Share:
     Primary                                              $   .17    $   .13
                                                          =======    =======
     Fully diluted                                        $   .14    $   .11
                                                          =======    =======

   Weighted Average Shares:
     Primary                                               17,805     15,496
                                                          =======    =======
     Fully diluted                                         25,023     23,164
                                                          =======    =======


   The accompanying notes are an integral part of these consolidated financial statements.
                                        4PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                  (Unaudited)

                                                          Nine Months Ended
                                                         -------------------
                                                         June 29,    July 1,
   (In thousands except per share amounts)                   1996       1995
   -------------------------------------------------------------------------
   Revenues                                              $103,117   $ 97,239
                                                         --------   --------

   Costs and Operating Expenses:
     Cost of revenues (includes $4,121 and
       $3,429 to related parties)                          75,213     74,861
     General and administrative expenses (includes
       $1,232 and $1,446 to parent company)                 8,273      6,722
                                                         --------   --------

                                                           83,486     81,583
                                                         --------   --------

   Operating Income                                        19,631     15,656

   Interest Income                                          3,767      2,225
   Interest Expense (includes $2,055 and $1,992
     to parent company)                                   (11,152)    (9,407)
                                                         --------   --------

   Income Before Provision for Income Taxes
     and Minority Interest                                 12,246      8,474

   Provision for Income Taxes                               4,646      2,634
   Minority Interest Expense                                  915      1,077
                                                         --------   --------

   Net Income                                            $  6,685   $  4,763
                                                         ========   ========

   Earnings per Share:
     Primary                                             $    .40   $    .34
                                                         ========   ========
     Fully diluted                                       $    .33   $    .28
                                                         ========   ========

   Weighted Average Shares:
     Primary                                               16,646     14,203
                                                         ========   ========
     Fully diluted                                         23,900     21,717
                                                         ========   ========


   The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                           Nine Months Ended
                                                          -------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------
   Operating Activities:
     Net income                                           $  6,685  $  4,763
     Adjustments to reconcile net income
       to net cash provided by operating activities:
         Minority interest expense                             915     1,077
         Depreciation and amortization                      15,308    10,496
         Increase in deferred income taxes                   4,646     2,411
         Decrease in other deferred items                        -      (797)
         Changes in current accounts:
           Restricted funds                                 (3,277)    3,112
           Accounts receivable and unbilled revenues         2,112     1,901
           Inventories                                       1,035    (1,498)
           Other current assets                                753     4,712
           Accounts payable                                  1,346      (243)
           Lease obligations payable                         4,250     4,967
           Due to parent company                               817    (4,733)
           Other current liabilities                         1,529       (73)
                                                          --------  --------

             Net cash provided by operating
               activities                                   36,119    26,095
                                                          --------  --------

   Investing Activities:
     Acquisition (Note 3)                                   (7,974)        -
     Funding of long-term restricted funds                  (1,942)   (7,867)
     Increase in other assets                               (3,004)        -
     Purchases of property, plant and equipment            (25,128)   (2,325)
                                                          --------  --------

             Net cash used in investing
                activities                                $(38,048) $(10,192)
                                                          --------  --------











                                        6PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                                                           Nine Months Ended
                                                          -------------------
                                                          June 29,    July 1,
   (In thousands)                                             1996       1995
   --------------------------------------------------------------------------
   Financing Activities:
     Repayment of long-term obligations                   $(18,946) $(13,850)
     Net proceeds from issuance of subordinated
       convertible debentures (Note 2)                      35,942         -
     Net proceeds from issuance of Company
       common stock (Note 4)                                 5,120    27,537
     Due to parent company                                       -       542
     Distribution to minority partner                         (827)     (778)
                                                          --------  --------

             Net cash provided by financing
               activities                                   21,289    13,451
                                                          --------  --------

   Increase in Cash and Cash Equivalents                    19,360    29,354
   Cash and Cash Equivalents at Beginning of Period         49,159    14,259
                                                          --------  --------

   Cash and Cash Equivalents at End of Period             $ 68,519  $ 43,613
                                                          ========  ========

   Noncash Activities:
     Fair value of assets of acquired company             $  8,774  $      -
     Cash paid for acquired company                         (7,974)        -
                                                          --------  --------

       Liabilities assumed of acquired company            $    800  $      -
                                                          ========  ========

     Conversion of noninterest-bearing subordinated
       convertible debentures                             $  2,000  $      -


   The accompanying notes are an integral part of these consolidated financial statements.





                                        7PAGE

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements


   1. General

      The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 29, 1996, the results of operations for the three- and nine-month periods ended June 29, 1996 and July 1, 1995, and the cash flows for the nine-month periods ended June 29, 1996 and July 1, 1995. Interim results are not necessarily indicative of results for a full year.

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

   2. Noninterest-bearing Subordinated Convertible Debentures

      In March 1996, the Company issued and sold at par $37 million principal amount of noninterest-bearing subordinated convertible debentures due 2001. The debentures are convertible into shares of the Company's common stock at a conversion price of $20.34 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation. Net proceeds from the offering were $35.9 million.

      In June 1996, $2,000,000 principal amount of the debentures was converted into common stock of the Company.

   3. Acquisition

      On May 13, 1996, the Company, through two of its wholly owned subsidiaries, Thermo Trilogy Corporation (Thermo Trilogy) and Thermo Ecotek International Holdings Inc., acquired the net assets of the W.R. Grace & Co. business unit specializing in the manufacture and distribution of environmentally friendly botanical extracts and microbial products for approximately $8.0 million. In addition, the Company will pay a royalty fee of seven percent on annual sales of the acquired business in excess of $14 million through the year 2000.

      This acquisition has been accounted for using the purchase method of accounting and its results of operations have been included in the accompanying financial statements from the date of acquisition. The aggregate cost of this acquisition approximated the fair value of the net assets acquired and is subject to adjustment upon finalization of the

                                        8PAGE

                            THERMO ECOTEK CORPORATION
   purchase price allocation. Pro forma data is not presented since this acquisition was not material to the Company's results of operations and financial position.

   4. Sale of Common Stock

      In June 1996, the Company sold 220,000 shares of its common stock in a private placement. Net proceeds from this sale were $5.0 million.


   Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

   Overview

      The Company earns revenues primarily from the operation of independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies). Each Operating Company sells power under a long-term power sale agreement. The profitability of operating the Company's facilities depends on the price received for power under the power sale agreements with power purchasers, on plant performance or availability, on the degree to which utilities exercise curtailment rights granted under power sale agreements, and on the fuel, operating, and maintenance costs for the facilities. Curtailment rights allow a utility to require an Operating Company to curtail power output up to pre-established annual levels during periods of low system demand. A utility commonly experiences low system demand during periods when hydroelectric power is available, generally following periods of heavy rain or snow. The contractually allowable maximum for such curtailment at each of the Company's Woodland and Mendota plants is 1,000 hours per calendar year, which was reached in calendar 1995. The Woodland and Mendota plants each experienced approximately 850 hours of curtailment from January through June 1996, and expect to experience curtailment during the remainder of fiscal 1996. The Company earns a disproportionately high share of its income in the months of May to October due to the rate structures under the power sale agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Company has historically operated at a loss or marginal profit during the second fiscal quarter due to the rate structure under these agreements. The Company's profitability is also dependent on the amount of development expenses that it incurs.

        The Company is expanding beyond biomass power generation into other environmentally responsible products and processes. Thermo Trilogy Corporation (Thermo Trilogy), a wholly owned subsidiary recently acquired from W.R. Grace & Co., develops, manufactures, and markets environmentally friendly products used for pest control. Derived from seeds of the tropical "neem" tree and specially developed microbials, these biopesticides safely and effectively control insects, fungi, and mites on numerous crops. The Company has also entered into the field of engineered "clean" fuels, through a partnership agreement with KFX Inc. (KFX). Under the terms of the partnership agreement, the Company is investing approximately $42 million

                                        9PAGE

                            THERMO ECOTEK CORPORATION
   for the design, construction, and operation of the first full-scale coal production facility to use a patented "clean coal" technology (K-Fuel Technology). Once completed, the Gillette, Wyoming facility will use the K-Fuel Technology to transform high-moisture, low-energy coal into a low-moisture, high-energy, solid fuel.

   Results of Operations

       In June 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30.

   Three Months Ended June 29, 1996 Compared With Three Months Ended
   July 1, 1995

       Revenues in the three months ended June 29, 1996 were $35.3 million, compared with $34.0 million in the three months ended July 1, 1995, an increase of $1.3 million, or 3.8%. The increase is primarily due to higher contractual energy rates at all of the Company's facilities, except the Hemphill plant, as well as $.5 million in revenues from Thermo Trilogy in 1996 (Note 3).

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

       The gross profit margin increased to 31% in the three months ended June 29, 1996, compared with 28% in the three months ended July 1, 1995. The improvement results primarily from the effect of higher revenues described above, and lower fuel and other operating costs at two of the Company's California plants.

       General and administrative expenses as a percentage of revenues were 8.8% in the three months ended June 29, 1996, compared with 8.6% in the three months ended July 1, 1995. The change results primarily from the inclusion of higher general and administrative expenses as a percentage of revenues at Thermo Trilogy (Note 3).

                                       10PAGE

                            THERMO ECOTEK CORPORATION

   Three Months Ended June 29, 1996 Compared With Three Months Ended July 1, 1995 (continued)

       Interest income increased to $1.4 million in the three months ended June 29, 1996, compared with $1.0 million in the three months ended July 1, 1995, primarily due to additional invested amounts resulting from net proceeds of the Company's March 1996 issuance of convertible debentures (Note 2).

       Interest expense decreased to $3.7 million in the three months ended June 29, 1996 from $4.0 million in the three months ended July 1, 1995, primarily due to lower debt related to the Company's Delano and Mendota plants.

       The effective tax rate was 38% in the three months ended June 29, 1996, compared with 33% in the three months ended July 1, 1995. The rates in both years reflect the exclusion of income taxed directly to minority partners. The tax rate in 1996 exceeds the statutory federal rate due to state income taxes. The 1995 effective tax rate reflects the benefit of tax credits and loss carryforwards.

       Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company.

   Nine Months Ended June 29, 1996 Compared With Nine Months Ended
   July 1, 1995

       Revenues in the nine months ended June 29, 1996 were $103.1 million, compared with $97.2 million in 1995, an increase of $5.9 million. The increase is primarily due to higher contractual energy rates in 1996 at all of the Company's facilities, except the Hemphill plant, as well as fewer days of scheduled and unscheduled outages at the Delano plants.

       The gross profit margin increased to 27% during the nine months ended June 29, 1996, compared with 23% in the nine months ended July 1, 1995. The improvement results largely from the effect of higher revenues and, to a lesser extent, lower fuel costs.

       General and administrative expenses as a percentage of revenues were 8.0% in the nine months ended June 29, 1996, compared with 6.9% in the nine months ended July 1, 1995. The change results primarily from an ongoing increase in business development efforts and the inclusion of higher general and administrative expenses as a percentage of revenues at Thermo Trilogy (Note 3).

       Interest income increased to $3.8 million in the nine months ended
   June 29, 1996, compared with $2.2 million in the nine months ended July 1, 1995 due to increased invested amounts as a result of net proceeds from the Company's issuance of convertible debentures in March 1996 (Note 2) and the Company's initial public offering in February 1995. Interest expense increased to $11.2 million during the nine months ended June 29, 1996, compared with $9.4 million in the nine months ended July 1, 1995, primarily due to the conversion of the Mendota plant lease to a capital lease effective April 1995.
                                       11PAGE

                            THERMO ECOTEK CORPORATION

   Nine Months Ended June 29, 1996 Compared With Nine Months Ended July 1, 1995 (continued)

       The effective tax rates were 38% and 31% in 1996 and 1995, respectively. The rates in both years reflect the exclusion of income taxed directly to minority partners, offset in part by state income taxes. The 1995 effective tax rate also reflects the benefit of tax credits and loss carryforwards.

   Liquidity and Capital Resources

       Working capital increased to $74.1 million at June 29, 1996 from $62.0 million at September 30, 1995. The Company had cash, cash equivalents, and current restricted funds of $83.8 million at June 29, 1996, compared with $61.2 million at September 30, 1995. At June 29, 1996, current restricted funds held in trust pursuant to certain lease and debt agreements totaled $15.3 million. The use of an additional $7.3 million of cash and cash equivalents at June 29, 1996 was also restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions.

       During the nine months ended June 29, 1996, the Company's operating activities provided cash and restricted funds of $39.4 million. The Company also received $35.9 million of net proceeds from the issuance of $37 million principal amount of noninterest-bearing subordinated convertible debentures in March 1996 (Note 2) and $5.0 million of net proceeds from the issuance of its common stock pursuant to a private placement in June 1996 (Note 4). The Company used cash of $18.9 million for the repayment of long-term obligations related to two of its California plants. The Company also used cash of $3.0 million to purchase an additional 1,500,000 shares of KFX common stock, bringing its total equity interest in KFX to approximately 14%. Pursuant to certain agreements with KFX, the Company has the right, but not the obligation, to purchase an additional 1,250,000 shares of KFX common stock for $2.00 per share in fiscal 1997, and to purchase up to a 51% equity interest in KFX in fiscal 2000. During the nine months ended June 29, 1996, the Company, through its 95%-owned partnership, expended $24.2 million for the construction of a coal-beneficiation facility near Gillette, Wyoming, in addition to expending $8.0 million for the purchase of the net assets of a business unit of W.R. Grace & Co.
   (Note 3) and $.9 million on the purchase of other property, plant and equipment. The Company is committed to fund approximately an additional $17 million for construction of the coal-beneficiation facility, primarily during the remainder of fiscal 1996. During the first nine months of fiscal 1996, the Company distributed $.8 million to a minority partner of one of its Operating Companies.

       The Company is contingently committed to contribute $15 million for a minority interest in a 185-megawatt combined cycle, steam-turbine electric-generation facility located in Puerta Plata, Dominican Republic. Funding is expected to take place by the end of fiscal 1996.

                                       12PAGE

                            THERMO ECOTEK CORPORATION

        The Company expects to fund its existing commitments for the remainder of fiscal 1996 through its current resources. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant amounts of funds from time to time to meet project development requirements, including the funding of equity investments. As the Company acquires, invests in, or develops future plants or technologies, the Company expects to finance them with nonrecourse debt and to fund equity contributions through internal funds, raising additional equity or through borrowings from third parties or Thermo Electron Corporation (Thermo Electron). While Thermo Electron has expressed its willingness to provide funds to the Company to help finance the Company's equity investments in future projects, the Company has no agreements with Thermo Electron that assure funds will be available on acceptable terms, or at all.


   PART II - OTHER INFORMATION

   Item 6 - Exhibits

       See Exhibit Index on the page immediately preceding exhibits.















                                       13PAGE

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 2nd day of August 1996.

                                             THERMO ECOTEK CORPORATION



                                             Paul Kelleher
                                             -------------------------
                                             Paul F. Kelleher
                                             Chief Accounting Officer



                                             John N. Hatsopoulos
                                             -------------------------
                                             John N. Hatsopoulos
                                             Chief Financial Officer













                                       14PAGE

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


   Exhibit
   Number       Description of Exhibit                                    Page
   ---------------------------------------------------------------------------

     11         Statement re: Computation of earnings per share.

     27         Financial Data Schedule.