Form 10-K
period 1996-09-28
THERMO ECOTEK CORP
filed 1996-12-09
CIK 864960

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
  (mark one)
  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended September 28, 1996

  [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                         Commission file number 1-13572

                            THERMO ECOTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

  Delaware                                                           04-3072335
  (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  245 Winter Street
  Waltham, Massachusetts                                             02254-9046
  (Address of principal executive offices)                           (Zip Code)
       Registrant's telephone number, including area code: (617) 622-1500
           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of exchange on which registered
     ----------------------------      ------------------------------------
     Common Stock, $.10 par value            American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing
  requirements for at least the past 90 days. Yes [ X ] No [   ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
  amendment to this Form 10-K. [   ]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of November 22, 1996, was approximately $59,897,000.

  As of November 22, 1996, the Registrant had 24,424,499 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 28, 1996, are incorporated by reference into Parts I and II.

  Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 13, 1997, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a)  General Development of Business

         Thermo Ecotek Corporation (the Company or the Registrant) is an environmental company providing a range of environmentally responsible technologies and products, including non-utility electric power generation using clean combustion processes, engineered clean fuels - as well as environmentally friendly pest control products through its biopesticides subsidiary, Thermo Trilogy Corporation (Thermo Trilogy).

         The Company operated as a division of Thermo Electron Corporation's (Thermo Electron's) Energy Systems Division (the Division) from 1979 until its incorporation as Thermo Energy Systems Corporation in November 1989. On January 2, 1990, Thermo Electron transferred certain of the assets and business of the Division to the Company in exchange for 10,500,000 shares of common stock and the assumption by the Company of certain liabilities of the Division. In connection with this transfer, Thermo Electron agreed to indemnify the Company against any losses, costs, or damages incurred by the Company as a result of the conduct of the business of the Division prior to the transfer date. On January 2, 1990, Thermo Electron and the Company signed an Agreement and Plan of Reorganization to recapitalize $10 million of loans made to the Company by Thermo Electron into 1,111,111 shares of redeemable convertible preferred stock. These shares were issued in May 1990 and were converted into 1,666,667 shares common stock during 1993 at a conversion price of $6.00 per share. In December 1994, the Company changed its name to Thermo Ecotek Corporation. The Company completed an initial public offering in February 1995. In March 1996, the Company issued and sold at par $37 million principal amount of noninterest-bearing subordinated convertible debentures due 2001. The debentures are convertible into shares of the Company's common stock at a conversion price of $13.56 per share and are guaranteed on a subordinated basis by Thermo Electron.

         Initially, the Division designed, developed, and acted as general contractor for the construction of cogeneration systems fueled by natural gas and diesel. These turnkey facilities were generally sold to third party operators upon completion and had a total generating capacity of approximately 60 megawatts. In the mid-1980s, the Division began developing biomass-fueled power plants to take advantage of a favorable regulatory environment and attractive power sales agreements. Biomass plants use environmentally responsible fuels including wood and agricultural wastes.

         The Company currently operates seven biomass facilities with a total electric generating capacity of 140 megawatts. The Company develops and operates its facilities through joint ventures or limited partnerships in which the Company has a majority interest, or through wholly owned subsidiaries (the Operating Companies).
                                        2PAGE

         In September 1996, the Company, through a wholly owned subsidiary, formed a joint venture with Marcegaglia Group of Mantova, Italy to develop, own, and operate biomass-fueled electric power facilities in that country.

         In January 1996, the Company, through a wholly owned subsidiary, signed a joint development agreement with a Czech/American power development company, EMD Praha Spol s.r.o. The initial focus will be on expansion and environmental retrofits of existing Czech energy centers.

         The Company is expanding beyond biomass power generation into other products and processes that protect the environment. In May 1996, two of the Company's wholly owned subsidiaries, acquired the net assets of the W.R. Grace & Co.'s biopesticide unit for approximately $8.1 million. In addition, the Company will pay a royalty fee of seven percent on annual sales of the acquired business in excess of $14 million through the year 2000. Renamed Thermo Trilogy, the subsidiary develops, manufactures, and markets environmentally friendly products used for pest control. Derived from seeds of the tropical "neem" tree and pesticidal microbials isolated from nature, these biopesticides safely and effectively control insects, diseases, and mites on numerous crops. The state of California recently approved Trilogy(TM) 90EC, a neem oil-based miticide and fungicide, for use by California growers of fruits and vegetables. Thermo Trilogy's neem based products, Neemix(R) and Trilogy(TM) 90EC, are both approved for use on certified organic products.

         The Company has also entered into the field of engineered "clean" fuels, through a partnership agreement with KFx Inc. (KFx). In August 1995, the Company, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx. The Company is committed to provide approximately $48 million for the design, construction, and operation of the first full-scale coal production facility to use the patented K-Fuels "clean coal" technology. The Company will have a 95% equity interest in the plant. Once completed, the Gillette, Wyoming facility will transform high-moisture, low-energy coal into 500,000 tons per year of low-moisture, high-energy, solid fuel, using the Koppelman "C" process. KFx holds certain rights to this process, which produces coal known as K-Fuels for utility and industrial use. Construction began in August 1995, with commercial operation expected to commence in the first half of fiscal 1997.

         In August 1995, the Company purchased 1,500,000 shares of KFx common stock representing an approximate 7% equity interest in KFx. The cost of the purchase was $3,000,000. In fiscal 1996, the Company purchased an additional 1,500,000 shares of KFx common stock for $3,000,000, bringing its total equity interest in KFx to approximately 14%. The Company has the right, but not the obligation, to purchase an additional 1,250,000 shares of common stock at $2.00 per share at certain times in fiscal 1997, if such shares are made available by KFx, as well as warrants, exercisable from January 1, 2000 through July 1, 2001, to purchase up to a total 51% equity interest in KFx. These warrants will terminate if the Company does not acquire all of the shares made available by KFx in 1997.
                                        3PAGE

         In July 1995, the Company entered into an agreement to invest $15 million in a 185-megawatt combined cycle, steam-turbine electric generation facility located in Puerto Plata, Dominican Republic, owned by Smith/Enron Cogeneration Limited Partnership (SECLP). Under the terms of the agreement, the Company will acquire both a general and limited partnership interest in Smith Cogeneration Dominicana L.P. (Smith Cogeneration), which through its investment in SECLP, owns approximately 50% of the project. The Company will receive a minority interest in Smith Cogeneration equivalent to a specified percentage of all project cash flow and profits and losses. The Company's exact percentage interest in Smith Cogeneration will not be finally determined until six months after the funding of the Company's investment, which is expected to occur during calendar 1997, assuming certain conditions are met.

         In June 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1996," "fiscal 1995," and "1994" herein are for the year ended September 28, 1996, the nine months ended September 30, 1995, and the year ended December 31, 1994, respectively.

         At September 28, 1996, Thermo Electron owned approximately 83% of the Company's outstanding common stock, giving Thermo Electron the power to elect all Directors of the Company. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal income tax returns with the Company. This will require the purchase by Thermo Electron of additional shares of the Company's common stock from time to time as the number of outstanding shares issued by the Company increases. These purchases may be made either on the open market or directly from the Company. During fiscal 1996, Thermo Electron purchased 898,159 shares of the Company's common stock in the open market for a total price of $12,717,000. The Company has sold $68.5 million of subordinated convertible debentures to Thermo Electron that could be converted to maintain at least 80% ownership by Thermo Electron.

         Forward-looking Statements

         Forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. These statements involve a number of risks and uncertainties, including those detailed under the caption
    "Forward-looking Statements" in the Registrant's Fiscal 1996 Annual Report to Shareholders incorporated herein by reference.

    (b)  Financial Information About Industry Segments

         The Company currently operates in predominantly one business segment: the design, development, and operation of independent (non-utility) electric power generation facilities using a range of environmentally responsible combustion technologies. In addition, the
                                        4PAGE

    Company's newly formed Thermo Trilogy subsidiary is engaged in the development, manufacture, and marketing of biopesticides, and the Company has entered the field of engineered "clean" fuels through its partnership with KFx. Neither of these new business segments were significant to the Company's operations in fiscal 1996.

    (c)  Description of Business

         (i) Principal Products and Services

    Independent Power Production

    Operating Projects

         The following table summarizes certain information relating to the Company's projects currently in operation. With the exception of the Mendota plant, at the end of each leased facility's applicable lease term, the Company has the option to renew the lease for a specified period or purchase the facility at fair market value. The Mendota plant may be purchased for a fixed amount at the end of its lease term.

                                                 Ownership
                                         Plant       of       In-
                           Combustion    Size    Operating  service    Lease/
    Project     Location   Technology  (net mw)   Company     Date      Own
    -------------------------------------------------------------------------
                   New        Stoker                         December
    Hemphill    Hampshire     Fired       13.6       67%       1987     Lease

                              Stoker                         December
    Gorbell       Maine       Fired       13.6       80%       1987     Lease

                   New        Stoker                           July
    Whitefield  Hampshire     Fired       13.6      100%       1988      Own

                            Circulating
                             Fluidized                         May
    Mendota    California       Bed       25         60%       1990     Lease

                            Circulating
                             Fluidized                         May
    Woodland   California       Bed       25        100%       1990     Lease

                             Bubbling
                             Fluidized                       January
    Delano I   California       Bed       27        100%       1991      Own

                             Bubbling
                             Fluidized                       January
    Delano II  California      Bed        22        100%       1994       Own

         Hemphill. The Hemphill facility, a 13.6-megawatt, wood-waste plant, was completed in late 1987. It is located on a 50-acre site in Springfield, New Hampshire. The Operating Company is a joint venture in which the Company has a 67% interest. The Hemphill facility is owned by
                                        5PAGE

    BancBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2003. Public Service of New Hampshire
    (PSNH) purchases power produced by the plant at a fixed rate under a rate order issued by the New Hampshire Public Utility Commission (NHPUC) expiring in 2006. The Operating Company purchases wood-waste pursuant to two contracts with affiliates of the Company's joint venture partner, each of which expires in 2003. The contracts provide for the supply of wood-waste to the Operating Company at prescribed prices through 1997 and at market prices thereafter. In 1990, a plan of reorganization (the Plan) for PSNH was approved by the U.S. Bankruptcy Court for the District of New Hampshire. Pursuant to the Plan, Northeast Utilities (NU) acquired the assets of PSNH. An agreement between NU and the state of New Hampshire contains language to the effect that PSNH will seek to renegotiate some terms of certain rate orders directly with small power producers, and that the state will support PSNH in such efforts. PSNH has sought to renegotiate the rate orders applicable to the Company's facilities, and the state, acting through NHPUC, has supported such efforts. Based on negotiations between the two New Hampshire Operating Companies and PSNH during fiscal 1995, the Company believes that this matter may reach resolution in fiscal 1997, although final resolution is subject to approval of the NHPUC. Should the matter not reach resolution, the Company does not believe that PSNH has the right to take unilateral action to reduce the price of power purchased under the rate order. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof.

         Gorbell. The Gorbell facility, a 13.6-megawatt wood-waste plant, was completed in late 1987. It is located on a 56-acre site in Athens, Maine. The design of the facility is substantially similar to the Hemphill plant. The Operating Company is a joint venture in which the Company has an 80% interest, which declines to 60% in 1998. The Gorbell facility is owned by BancBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2003. Power produced by the plant is sold to Central Maine Power Company (CMP) through 2007 at a fixed price per kilowatt hour that is indexed annually to the rate of inflation. The Operating Company's fuel is purchased from an affiliate of the Company's joint venture partner pursuant to an agreement expiring in 2002 under which the price escalates based upon a prescribed index.

         Whitefield. The Whitefield facility is a 13.6-megawatt wood-waste plant that has been in operation since 1988. It is located on a 46-acre site in Whitefield, New Hampshire. The power produced by the plant is sold to PSNH at established rates under a power sale agreement that expires in 2005. This plant is also subject to PSNH's attempt to renegotiate rate orders. See "Hemphill" above. Fuel is purchased pursuant to an agreement expiring in 1998 under which the price escalates based upon a prescribed index. The Whitefield facility was originally owned by Chrysler Capital Corp., and leased to the Operating Company. The Company purchased the Whitefield facility in August 1992.

         Mendota. The Mendota facility is a 25-megawatt agricultural and urban wood-waste plant that has been in operation since 1990. It is located on an 80-acre site in Mendota, California. The Operating Company is a limited partnership, 60% of which is owned by the Company. The facility is owned by Chrysler Capital Corp., which leases the facility to
                                        6PAGE
    the Operating Company through 1999 at which point the Company will have an option to purchase the facility for $5 million. In June 1995, the Operating Company amended the facility lease which resulted in the agreement being treated as a capital lease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof. The power generated by the plant is sold to Pacific Gas & Electric (PG&E) under a standard offer #4 (SO#4) contract expiring in 2014. Under the contract, PG&E is required to purchase the plant's electricity at predetermined prices until 2000, and at a price equal to PG&E's avoided-cost for the remainder of the contract. Payments for capacity are fixed. PG&E has asserted that the fixed rates under this contract will terminate mid-1999, however, the Company disputes this assertion. Approximately 45% of the fuel for the plant is purchased pursuant to long-term contracts terminating between 1998 and 2002, under which prices increase in accordance with prescribed schedules or market-based indexes. The remainder of the plant's fuel is purchased by the Operating Company on the spot market.

         The power sale agreements between the Mendota and Woodland (discussed below) Operating Companies and PG&E allow PG&E to curtail the quantity of power purchased under these agreements by up to 1,000 hours of generating capacity annually at each plant. PG&E normally exercises its curtailment rights during periods when cheaper hydroelectric power is available, which generally occurs following periods of heavy rain or snow. Curtailment reduces the power payment received by the Operating Companies and, therefore, has an adverse effect on the financial results of those Operating Companies. The Company experienced approximately 930 hours of utility imposed curtailments during fiscal 1996 at each plant. During November 1995, the Woodland and Mendota plants reached the contractual limit of 1,000 hours of curtailment for calendar 1995.

         Woodland. The Woodland facility is a 25-megawatt agricultural and urban wood-waste plant located on a 38-acre site in Woodland, California. The design of the plant is essentially the same as the Mendota plant. The Operating Company is a limited partnership in which the Company owns all of the equity. The facility is owned by BancBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2010. The electricity generated by the plant is sold to PG&E under an SO#4 contract expiring in 2014, at predetermined prices until 2000. PG&E has asserted that the fixed rates under this contract will terminate mid-1999, however, the Company disputes this assertion. The price for the remainder of the contract is PG&E's avoided-cost. Payments for capacity are fixed. Approximately 20% of the fuel for the plant is purchased pursuant to long-term contracts terminating in 2000, under which prices increase in accordance with prescribed schedules or market based indexes. The remaining fuel is purchased by the Operating Company on the spot market.

         Beginning in 1996, the Operating Company has conditions in its nonrecourse lease agreement, that require the funding of a "power reserve" in years prior to 2000, based on projections of operating cash flow shortfalls in 2000 and thereafter. The power reserve represents funds available to make lease payments in the event that revenues are not sufficient after the plant converts to avoided-cost rates in March 2000. This funding requirement will significantly limit future profit
                                        7PAGE
    distributions the Operating Company may make to the Company. Accordingly, beginning in the first quarter of fiscal 1997, the Company expects to expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. As a result, the Company expects that the results of the Woodland plant will be reduced to approximately breakeven beginning in fiscal 1997, and thereafter. During fiscal 1996, the Woodland plant contributed $5.1 million of operating income.

         Delano I. The Delano I facility is a 27-megawatt agricultural and urban wood-waste plant located on a 124-acre site in Delano, California. Southern California Edison (SCE) purchases power under an SO#4 contract expiring in 2020, under which energy prices are predetermined until September 2000, and then at avoided-cost for the remainder of the contract. Approximately 60% of the fuel supply is purchased pursuant to long-term contracts with terms expiring from 1997 to 2004 under which prices increase in accordance with prescribed schedules or market based indexes. The remaining fuel is purchased by the Operating Company on the spot market. The Company has guaranteed to the Operating Company the price and availability of fuel that is not purchased pursuant to the long-term contracts. The Delano I facility was originally owned by Westinghouse Credit Corporation and leased to the Company. In December 1993, the Company purchased Delano I for $21.5 million in cash and the assumption of $66.9 million of nonrecourse, long-term, tax-exempt bonds issued by the California Pollution Control Finance Authority (CPCFA). These bonds bear interest at a rate of 8.3%, with principal and interest payable semi-annually until maturity in 2000. The cash portion of the purchase price was funded by borrowings from Thermo Electron.

         Delano II. In January 1994, the Delano Operating Company commenced operation of phase II of the Delano project, a 22-megawatt agricultural and urban wood-waste plant located on the same site as Delano I. The facility is wholly owned by the Delano Operating Company. Power generated by the Delano II facility is also purchased by SCE under the Delano I contract described above, under which prices are fixed until September 2000. Fuel is also purchased pursuant to the same contracts as Delano I. The Delano II facility is owned by the Company and is subject to $66 million principal amount of nonrecourse, long-term tax-exempt bonds issued by CPCFA. These bonds bear interest at a rate of 6%, with principal and interest payable semi-annually until maturity in 2000.

    Projects in Development

         Czech Republic

         In January 1996, the Company, through a wholly owned subsidiary, signed a joint development agreement with a Czech/American power development company, EMD Praha Spol s.r.o. The initial focus will be on expansion and environmental retrofit of existing Czech energy centers. To support this effort, the Company has opened an office in Prague. The projects are subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, and other agreements with third parties. No assurance can be given that conditions or agreements will be satisfied on a timely basis. The Company does not believe that any of the projects will be operational before 1999.
                                        8PAGE

         Italy

         In September 1996, the Company, through a wholly owned subsidiary, formed a joint venture (the Joint Venture) with Marcegaglia Group of Mantova, Italy, to develop, own, and operate biomass-fueled electric power facilities in that country. The Joint Venture has begun preliminary evaluation of approximately 10 facilities, seven of which have already been approved by the Italian government's price subsidy program for biomass-fueled plants. In addition, several of the projects may qualify for European Union grants, covering a portion of the capital costs. The Joint Venture is currently establishing an office near Milan to coordinate the process of analyzing site locations as well as potential fuel sources and the appropriate technology choices for these facilities. The facilities are subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, and other agreements with third parties. No assurance can be given that conditions or agreements will be satisfied on a timely basis. The Company does not expect that any of the projects will be operational before 1999.

         India

         Gouripore - The Company is in the initial stages of developing the Gouripore Thermal Power Station project, a 150-megawatt coal-fueled electricity generation plant using fluidized bed combustion to be located in Gouripore, West Bengal, India. The Gouripore project is one of the 70 projects initially identified by the Indian government as part of a program to develop 70,000 additional megawatts of generating capacity by 2002. The Company has entered into a memorandum of understanding with two India-based companies relating to the development of the project. The Company would be the majority owner of the project. To support this project, the Company has opened an office in Calcutta, from which it will evaluate other opportunities in India. The total financing requirement of the project is expected to be approximately $240 million, which is expected to involve significant equity investments and bank borrowings.

         The Company is in the process of negotiating a power sale agreement with the West Bengal State Electricity Board and is seeking a payment guarantee of the State Electricity Board's obligations from the West Bengal government, although there can be no assurance that such a guarantee will be obtained or that such a guarantee will be sufficient to obtain financing for the project. The project is subject to a number of conditions, including negotiation of definitive agreements with the Company's partners, as well as negotiation of power sale, fuel supply, and other agreements with third parties. No assurance can be given that these conditions will be satisfied on a timely basis, or at all.

         Bangalore - The Company is also in the initial stages of developing the IPS Power project, a 105-megawatt combined cycle, gas turbine electricity generation plant to be located near Mysore in the state of Karnataka, India. The Bangalore project is one of eight projects that received a state order allowing development of 500 additional megawatts of generating capacity. To support this project, the Company has opened an office in Bangalore. The total financing of the project is expected to be approximately $110 million, which is expected to involve significant equity investments and bank borrowings.
                                        9PAGE

         The Company is in the process of negotiating a power sale agreement with the Karnataka State Electricity Board and will be seeking a payment guarantee from the state government. The project is subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, and other agreements with third parties. No assurance can be given that these conditions or agreements will be satisfied on a timely basis.

    Engineered Clean Fuels

         KFx, Fuel Partners, L.P. In August 1995, the Company, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc. (the Partnership) a subsidiary of KFx Inc., to develop, construct, and operate a subbituminous coal beneficiation plant to be constructed near Gillette, Wyoming. The Partnership has been granted, in exchange for certain future contingent royalty payments, a non-exclusive right and license to use certain patented clean coal technology (K-Fuel) to create a low-moisture, high-energy fuel with reduced sulfur that will help coal-burning utilities meet the SO2 emission restrictions contained in the Clean Air Act. See "Regulatory Matters -- Domestic Energy Regulation." The Partnership has procured a 24-acre site for construction of the plant and began construction in August 1995 under a third party, turnkey construction contract. The plant is expected to begin commercial operations in the first half of fiscal 1997. In return for up to a 95% equity interest in the plant, the Company is committed to provide approximately $48 million for the design, construction, and operation of the plant. Costs to complete construction increased approximately $6.0 million primarily due to changes in certain portions of the construction project. During 1996, the U.S. government enacted legislation granting an 18-month extension of the Oil Barrel Equivalent tax credit for facilities producing alternative fuels, such as K-fuel. To be eligible, companies must enter into binding, written contracts for the construction of the facility, by December 31, 1996, and facilities must be in operation no later than July 31, 1998. In light of the new legislation, the Company has extended its construction schedule and is currently engaged in a feasibility study for the expansion of the production capacity of the facility under construction. The K-Fuel technology has not been tested on a large scale, and no assurance can be given that the plant, when constructed, will not experience technical problems or that the plant's production capacity will be expanded pursuant to the feasibility study.

         In August 1995, the Company purchased 1,500,000 shares of KFx Inc. common stock, representing an approximate 7% equity interest in the Company. The cost of the purchase was $3,000,000. In fiscal 1996, the Company purchased an additional 1,500,000 shares of KFx common stock for $3,000,000, bringing its total equity interest in KFx to approximately 14%. The Company has the right, but not the obligation, to purchase an additional 1,250,000 shares of common stock at $2.00 per share in fiscal 1997, if such shares are made available by KFx, as well as warrants, exercisable from January 1, 2000 through July 1, 2001, to purchase up to a total 51% equity interest in KFx. These warrants will terminate if the Company does not acquire all of the shares made available by KFx in 1997. See Note 3 of Notes to Consolidated Financial Statements in the Registrant's 1996 Annual Report to Shareholders incorporated by reference into Item 8 hereof.
                                       10PAGE

    Biopesticides

         In May 1996, the Company, through two of its wholly owned subsidiaries, acquired the net assets of a W.R. Grace & Co. business unit (renamed Thermo Trilogy) that develops, manufactures, and markets environmentally friendly products used for pest control, for approximately $8.1 million in cash. In addition, the Company will pay a royalty fee of seven percent on annual sales of the acquired business in excess of $14 million through the year 2000.

         Most of the biopesticide products produced by Thermo Trilogy are derived from the seed of tropical neem trees. Azadirachtin and neem oil, both extracts from neem seeds, are effective at controlling more than 200 species of agricultural insects and diseases. The Company markets its neem-derived products under the trademarked names, "Trilogy," "Triact," "Neemix," and "Neemazad."

         Resembling the structure of insect hormones, azadirachtin disrupts insects' molting process, significantly deterring feeding and egg laying. Azadirachtin products must be ingested to be effective. Only insects that feed on plant tissue succumb. Therefore, unlike most chemical pesticides, these botanical extracts leave beneficial insects unharmed. Neem oil-based products are also effective against fungi and various mites.

         The Company also markets a microbial product trademarked
    "SoilGard," a soil fungicide used to combat "damping off" disease in greenhouse ornamentals and vegetable seedlings, as well as PFR, an entomopathogentic fungus that paratizes and kills insects.

         The Company expects that it will need to educate growers regarding the effective use of biopesticides since using these naturally derived products requires pest management practices different from conventional chemical pesticides. Although response from growers to date has been positive, there is no assurance that the Company will be able to convince them to change their pest management practices. Additionally, until its acquisition of Thermo Trilogy, the Company had no experience in product marketing and merchandising. There is no assurance that the Company will be successful selling its biopesticide products to the agricultural market.

    Regulatory Matters

         The Company is subject to energy and environmental laws and regulations at the federal, state, local, and international levels in connection with the development, ownership, and operation of its plants. Federal laws and regulations govern power purchase and sale transactions with regulated utility companies, the types of fuel that may be used by a plant, the ownership of a plant, the plant's efficiency, and the type and use of combustion and pollution control technology at a plant. State utility regulatory commissions must establish the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from non-utility generators. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over
                                       11PAGE
    non-utility electric power plants. Energy-producing projects also are subject to federal, state, local, and international laws, as well as administrative regulations governing the emissions and other substances produced by a plant, and geographical location, zoning, and land use.

    Domestic Energy Regulation

         Public Utility Regulatory Policies Act of 1978, as amended (PURPA). The U.S. market for non-utility generators developed after the passage of PURPA. Prior to the passage of PURPA, regulated utilities were the primary producers of electric power. PURPA was passed in the wake of the energy crises of the 1970s as a means to increase energy efficiency and foster the development of alternative power generation technologies. The 1978 enactment of PURPA and the adoption of regulations thereunder by the Federal Energy Regulatory Commission (FERC) provided incentives for the development of cogeneration and small power production facilities.

         A domestic electricity generating project must be a Qualifying Facility, or "QF", in order to take advantage of certain rate and regulatory incentives provided by PURPA. To qualify as a QF, a plant must be a cogeneration facility or small power producer (less than 80 megawatts) that burns waste or alternative fuels, and an electric utility or its subsidiary must not own more than 50% of the economic interest in the plant. PURPA exempts QFs from the Public Utility Holding Company Act of 1935 (PUHCA), most provisions of the Federal Power Act (the FPA) and, except under certain limited circumstances, state laws concerning rate or financial regulation. Each of the plants that the Company currently owns and operates meets the requirements under PURPA necessary for QF status.

         PURPA provides two primary benefits to QFs. First, QFs are relieved of compliance with extensive federal, state, and local regulations that control the development, financial structure, and operation of any energy-producing plant and the prices and terms on which energy may be sold by the plant. Second, FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs, at a price based on the purchasing utility's full "avoided cost." This is defined as the incremental cost to an electric utility of electric energy or capacity that the utility would have to generate itself or purchase from another source if it did not have power available from the QF. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided costs. While public utilities are not explicitly required by PURPA to enter into long-term contracts, PURPA helped to create a regulatory environment in which it has become common for long-term contracts to be negotiated. While all of the Company's existing projects have long-term power sale agreements at rates equal to or greater than the utilities' current avoided-costs, the current practice is for most power sale agreements to be awarded at a rate below avoided-cost, due to increasing competition for utility contracts. Moreover, whereas in the 1980s power sale agreements were often entered into as a result of negotiations between a non-utility generator and a utility, increasingly, these agreements are the subject of competitive bidding, which tends to lower the price that a non-utility generator may receive for power. Currently,
                                       12PAGE
    the demand for the construction of cogeneration plants has significantly diminished in the U.S. therefore, the Company does not anticipate entering into any new construction projects of this type in the near future.

         The Company endeavors to design its projects, monitor its compliance with applicable regulations, and choose its customers in a manner that minimizes the risks of losing QF status for its projects. However, if one of the Company's plants should lose its status as a QF, the Operating Company would no longer be entitled to the exemptions from PUHCA unless the Operating Company qualified as an Exempt Wholesale Generator (EWG) under the National Energy Policy Act of 1992. See "National Energy Policy Act" below. If the Operating Company was unable to qualify as a QF, the facility could be subject to regulation as a public utility under the FPA and could result in the Company inadvertently becoming a public utility holding company by owning or controlling more than 10% of a facility that would no longer be exempt from PUHCA. A loss of QF status could result in defaults under the Operating Company leases, power sale agreements, and other contracts, which could have a material adverse effect on the Company.

         PUHCA. Under the PUHCA, any corporation, partnership, or other legal entity that owns or controls 10% or more of the outstanding voting securities of a "public utility company," or a company that is a "holding company" of a public utility company, is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. PURPA provides that companies that only own QFs are not public utility holding companies under PUHCA. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Approval by the Securities and Exchange Commission is required for nearly all important financial and business dealings of the holding company.

         FPA. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce, including ongoing as well as initial rate jurisdiction, which enables FERC to revoke or modify previously approved rates. These rates may be based on a cost-of-service approach or may be determined through competitive bidding or negotiation, or, lastly, may be based on other criteria as long as the rates are "just and reasonable" and in the public interest. While QFs under PURPA are exempt from the rate-making and certain other provisions of the FPA, projects not qualifying for QF status would be subject to the FPA and to FERC rate-making jurisdiction which may limit their flexibility in negotiations with power purchasers.

         National Energy Policy Act. In 1992, Congress enacted comprehensive new energy policy legislation in its passage of the National Energy Policy Act. This law is primarily designed to foster competition in energy production and provide non-utility generators with competitive access to the transmission grid. To achieve these goals, the National Energy Policy Act amended PUHCA to create Exempt Wholesale Generators
    (EWGs), a new class of generating facility that is exempt from public utility regulation under PUHCA. An EWG is an entity determined by FERC to
                                       13PAGE
    be exclusively engaged, directly or indirectly, in the business of owning and/or operating certain eligible facilities and selling energy wholesale. EWGs may own facilities of any size, use any fuel source, and may be owned by utilities or non-utilities. EWGs may not own transmission facilities or otherwise exert market control. The National Energy Policy Act also provides new authority to FERC to mandate that owners of electric transmission lines provide wheeling access to non-utility generators at just and reasonable rates. Previously limited, wheeling rights enhance the ability of non-utility generators to negotiate transmission access and encourage development of facilities whose most feasible siting lies outside the purchasing utility's service area. The Company believes that the National Energy Policy Act could benefit the Company by expanding its ability to own and operate facilities that do not qualify for QF status. However, this legislation may also result in increased competition by allowing utilities and others to develop such facilities without being subject to the constraints of PUHCA.

         State Regulation. State public utility commissions (PUCs) have broad authority to regulate the rates, expenses, financings, and power sale transactions of regulated electric utilities. Since a power sale agreement will become a part of a utility's expenses (and therefore will be reflected in its rates), sale agreements with non-utility generators typically fall under the regulatory purview of PUCs. Recognizing the competitive nature of the acquisition process, most PUCs will permit utilities to "pass through" expenses associated with an independent power contract to the utility's retail customers.

         Non-utility generators (including EWGs) that are not QFs under PURPA are considered to be public utilities in many states, and are subject to broad regulation by PUCs - ranging from the requirement of certificates of public convenience and necessity - to regulation of organizational, accounting, financial, and other corporate matters. Although FERC generally has exclusive jurisdiction over the rates charged by such a producer to its wholesale customers, PUCs have the ability, in practice, to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of the purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of facilities, and over the issuance of securities and the sale or other transfer of assets by these facilities.

         Certain states, including California, Michigan, New York, Massachusetts, New Hampshire, and Texas, are considering legislation that will remove many of the restrictions that currently limit the ability of non-utility generators to sell electrical power directly to industrial and commercial customers. The Company believes that the removal of these restrictions will result in a greater competition and greater opportunities to negotiate power sale agreements with industrial and commercial customers and may result in state PUC's attempting to reduce, or forcing the renegotiation of, fixed rates or contracts. Although the Company believes that the trend in the power market is toward deregulation, to date, only a few states have passed any such legislation, and there can be no assurance that any further similar legislation will ultimately be passed.
                                       14PAGE

         EPA and Related State Regulation. No pesticide may be manufactured, used or sold without federal and state approvals. Such approvals, called registrations, must be obtained for each individual product formulation for use on specific pests for specific crops. Adding new uses, new pests, new crops or new formulations requires submission of additional applications or data for approval.

         The U.S. Environmental Protection Agency (EPA) regulates pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and implementing EPA regulations. To obtain a pesticide registration from the EPA, the applicant must submit detailed and costly toxicological and environmental test results evaluating a pesticide's toxic and other impacts on plants, pests, mammals, humans and the environment. Initial product registrations can take many years to obtain, and an applicant may incur considerable additional delay and expense if the EPA requests further testing and data. To promote the development and use of biopesticides, the EPA has established special guidelines for their registration which are set out in subdivision M of the EPA's Pesticide Assessment Guidelines which generally require less time and expense than that required for synthetic pesticides.

         As a part of the pesticide registration process, the applicant must submit labeling data describing the chemical composition of the pesticide, concentrations, methods of application, pest and crop use and cautionary and warning statements to be put on all packaging of the pesticides. All pesticide packages must contain the approved label and no changes can be made to the label without EPA approval.

         Pesticide registrations must also be obtained from each state where the pesticide will be sold. Some states such as California, which represents an important market for the Company's products, have their own extensive testing and pesticide registration procedures and may impose additional restrictions on the use of the pesticide in such state beyond those imposed by the EPA regulations. Other states simply follow the EPA registration and labeling guidelines. The Company's products have received pesticide registrations in 48 states.

         Foreign countries may also require extensive testing and data submission before pesticides can be manufactured or sold in such foreign country. In many cases, foreign government regulations for submission of registration applications may be more extensive than EPA's regulations and foreign pesticide registration may be even more difficult to obtain than EPA approvals. Some of the Company's products are registered for sale in Sweden, Israel, Saudi Arabia, and Morocco.

         The Company's activities may also be subject to regulation under other state, federal and foreign government laws and regulations governing employee and public health and safety, environmental pollution, clean water, disposal of hazardous wastes, manufacture of chemicals, product liability, food and agriculture applications, and public disclosure of the use of chemicals.
                                       15PAGE

         (ii) New Products

         Not applicable.

         (iii) Raw Materials

         Fuel and operating supplies purchased by the Company's independent power projects are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

         (iv) Patents, Licenses, and Trademarks

         Not applicable.

         (v) Seasonal Influences

         The Company earns a disproportionately high share of its income in the months of May through October due to rate structures under the power sale agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Company historically has operated at a loss or at a marginal profit during its second fiscal quarter due to the rate structure under these agreements.

         (vi) Working Capital Requirements

         There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

         (vii) Dependency on a Single Customer

         The Company derived 10% or more of its revenues during the past three years from its three most significant electric utility customers:
    PSNH, SCE, and PG&E. Revenues from these three customers as a percentage of total revenues were approximately 21%, 36%, and 36%, respectively, in fiscal 1996.

         (viii) Backlog

         Not applicable.

         (ix) Government Contracts

         Not applicable.

         (x) Competition

         The worldwide independent power market now consists of numerous companies, ranging from small startups to multinational industrial companies. In addition, a number of regulated utilities have created subsidiaries that compete as non-utility generators. Non-utility generators often specialize in market "niches," such as a specific
                                       16PAGE
    technology or fuel (for example, gas-fired cogeneration, refuse-to-energy, hydropower, geothermal, wind, solar, wood, or coal) or a specific region of the country where they believe they have a market advantage. However, many non-utility generators, seek to develop projects powered by the best fuel available. Many companies in this market have substantially greater financial, technical, and operational resources than the Company. The Company competes primarily on the basis of project experience, technical expertise, capital resources, and power pricing. The market in which the Company's biopesticide business competes is highly competitive and subject to rapid technological change. Many of the Company's competitors are large chemical companies with greater financial, marketing, and technological resources than the Company. The Company's biopesticide business competes primarily based on performance and effectiveness, and also on price, ease of application, and environmental impact of use.

         (xi) Research and Development

         Not applicable.

         (xii) Environmental Protection Regulation

         The construction and operation of power projects are subject to extensive federal, state, and local laws and regulations adopted for the protection of health, safety, and the environment, and to regulate land use. The laws and regulations applicable to the Company primarily involve the discharge of emissions into the water and air, and the use of water, but can also include wetlands preservation, endangered species, waste disposal, and noise regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits, and approvals from federal, state, and local agencies. If such laws and regulations are changed and the Company's facilities are not grandfathered, extensive modifications to project technologies and facilities could be required.

         In November 1990, comprehensive amendments to the Clean Air Act were enacted. The first major revisions to the Clean Air Act since 1977, the 1990 Amendments expand the scope of federal regulations and enforcement in several significant respects. In particular, provisions relating to nonattainment, air toxins, permitting, enforcement, and acid deposition may affect many power projects. Although the majority of these new provisions were implemented by 1993, the full scope of the new requirements remains uncertain pending implementation of new regulations by the United States Environmental Protection Agency. The Clean Air Act and the 1990 Amendments contain provisions that regulate the amount of sulfur dioxide and nitrous oxide that may be emitted by both new and existing projects. None of the Company's projects are expected to be affected by the acid rain provisions of the 1990 Amendments. However, many power generating facilities may have to take various repowering steps to comply with the 1990 Amendments.

         The Company does not believe that it will be required to make material capital expenditures to comply with existing environmental regulations.
                                       17PAGE

         (xiii) Number of Employees

         As of September 28, 1996, the Company employed, directly and through its Operating Companies, a total of 252 employees. None of the employees of the Company or the Operating Companies is represented by a labor union, and the Company considers its relations with its employees to be good.

         (xiv) Marketing

         Not applicable.

    (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

         Not applicable.

    (e)  Executive Officers of the Registrant

                                    Present Title (Year First Became
         Name                  Age  Executive Officer)
         --------------------------------------------------------------

         Brian D. Holt         47   President and Chief Executive
                                      Officer (1994)
         John N. Hatsopoulos*  62   Vice President and Chief Financial
                                      Officer (1989)
         Parimal S. Patel      53   Executive Vice President, Project
                                      Finance (1989)
         Brian P. Chatlosh     37   Vice President, Business Development
                                      (1996)
         Robert R. Fini        54   Vice President, Technical
                                      Services (1994)
         Floyd M. Gent         47   Vice President, Asset
                                      Management (1994)
         Randall W. Miselis    43   Vice President, Accounting and
                                      Administration (1996)
         Robert P. Nordstrom   54   Vice President, Business Development,
                                      Asia (1996)
         Paul F. Kelleher      54   Chief Accounting Officer (1989)

    * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

         All of the Company's executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. All executive officers, except Messrs. Holt, Chatlosh, Gent, Miselis, and Nordstrom have held comparable positions for at least five years either with the Company or Thermo Electron. Mr. Holt has been President and Chief Executive Officer of the Company since February 1994, and a Director since January 1995. For more than five years prior to that time, he was President and Chief Executive Officer of Pacific Generation Company, a financier, builder, owner, and operator of independent power facilities. Mr. Chatlosh has been Vice President, Business Development since January 1996 and has worked for the Company in various managerial capacities in business development since 1993. Prior to joining the
                                       18PAGE

    Company, Mr. Chatlosh worked for Oxbow Power Corporation in various managerial capacities in project development from 1986 to 1992. Mr. Gent has been Vice President, Asset Management of the Company since September 1994. For more than five years prior to that time, Mr. Gent held various positions, most recently as Executive Vice President, at KTI Environmental Group, a developer, owner, and operator of waste-to-energy plants. Mr. Miselis has been Vice President of Accounting and Administration since January 1996 and has worked for the Company in various accounting capacities since November 1988. Mr. Nordstrom has been Vice President of Business Development, Asia, since January 1996 and has worked for the Company in various managerial capacities within marketing, project development, and operations since 1984. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.


    Item 2. Properties

         The Company's corporate headquarters are located in Waltham, Massachusetts and consist of approximately 15,000 square feet that are occupied pursuant to a lease expiring in 2003. The Company also leases office space in Columbia, Maryland; Calcutta, India; Bangalore, India; Prague, Czech Republic; and Roseville, California. The Company's other properties consist of the power plants described under "Operating Projects." The Company owns all of the land on which the plants are built. In addition, the Company's Thermo Trilogy subsidiary leases warehouse space in Fresno, California.

         The Company's California plants are located in areas where there is a risk of potentially significant earthquake activity. Projects that the Company develops in the future may also be located in areas, including India, where there is earthquake risk. The Company's earthquake insurance is not sufficient to cover all potential losses and there can be no assurance that such insurance will continue to be available on reasonable terms.


    Item 3. Legal Proceedings

         Not applicable.


    Item 4. Submission of Matters to a Vote of Security Holders

         Not applicable.



                                       19PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Shareholder
            Matters

         Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

         The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1996 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

         The Registrant's Consolidated Financial Statements and
    Supplementary Data are included in Registrant's Fiscal 1996 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable.



                                       20PAGE

                                    PART III


    Item 10. Directors and Executive Officers of the Registrant

         The information concerning Directors required under this item is incorporated herein by reference from the material contained under "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 11. Executive Compensation

         The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.


    Item 13. Certain Relationships and Related Transactions

         The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       21PAGE

                                     PART IV


    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a), (d) Financial Statements and Schedule

             (1) The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3) Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedule Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                 Consolidated Statement of Income
                 Consolidated Balance Sheet
                 Consolidated Statement of Cash Flows
                 Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                 Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                 Schedule I:  Condensed Financial Information of the
                 Registrant

                 All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

         (b) Reports on Form 8-K

             None.

         (c) Exhibits

             See Exhibit Index on the page immediately preceding exhibits.


                                       22PAGE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

    Date: December 5, 1996            THERMO ECOTEK CORPORATION

                                  By: Brian D. Holt
                                      ---------------------------------
                                      Brian D. Holt
                                      President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 5, 1996.

          Signature                                  Title

    By: Brian D. Holt               President, Chief Executive Officer,
        -------------------------         and Director
        Brian D. Holt


    By: John N. Hatsopoulos         Vice President, Chief Financial
        -------------------------         Officer, and Director
        John N. Hatsopoulos


    By: Paul F. Kelleher            Chief Accounting Officer
        -------------------------
        Paul F. Kelleher


    By: Jerry P. Davis              Chairman of the Board and Director
        -------------------------
        Jerry P. Davis


    By: Dr. George N. Hatsopoulos   Director
        -------------------------
        Dr. George N. Hatsopoulos


    By: Frank Jungers               Director
        -------------------------
        Frank Jungers


    By: William A. Rainville        Director
        -------------------------
        William A. Rainville


    By:  Susan F. Tierney           Director
         ------------------------
         Susan F. Tierney
                                       23PAGE

                    Report of Independent Public Accountants


    To the Shareholders and Board of Directors of Thermo Ecotek Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Ecotek Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 1, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 22 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                              Arthur Andersen LLP



    Boston, Massachusetts
    November 1, 1996













                                       24PAGE

    SCHEDULE I

                            THERMO ECOTEK CORPORATION

                  Condensed Financial Information of Registrant
                          Unconsolidated Balance Sheet

                                                September 28,  September 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    ASSETS
    Current Assets:
      Cash and cash equivalents                      $ 52,728       $ 39,591
      Accounts and notes receivable from
        subsidiaries                                    2,883          3,165
      Prepaid income taxes and prepaid expenses         2,082          2,611
      Current portion of note receivable and other
        current assets                                    965          1,887
                                                     --------       --------
                                                       58,658         47,254
                                                     --------       --------
    Investment in Subsidiaries (on the equity
      method)                                         196,135        144,071
                                                     --------       --------

    Office Equipment, at Cost                             340            369
    Less: Accumulated Depreciation                       (251)          (217)
                                                     --------       --------
                                                           89            152
                                                     --------       --------
    Long-term Available-for-sale Investments, at
      Quoted Market Value (amortized cost of
      $6,004 in fiscal 1996)                           20,254              -
                                                     --------       --------

    Deferred Debt Expense                                 807              -
                                                     --------       --------

    Note Receivable                                         -            900
                                                     --------       --------

    Due from Parent Company                            12,116         18,794
                                                     --------       --------

    Other Assets                                            -          3,000
                                                     --------       --------
                                                     $288,059       $214,171
                                                     ========       ========




                                       25PAGE

    SCHEDULE I

                            THERMO ECOTEK CORPORATION

                  Condensed Financial Information of Registrant
                    Unconsolidated Balance Sheet (continued)

                                                September 28,  September 30,
    (In thousands)                                       1996           1995
    ------------------------------------------------------------------------
    LIABILITIES AND SHAREHOLDERS' INVESTMENT
    Current Liabilities:
      Accounts payable                               $    114       $     96
      Accrued expenses                                  5,750          9,047
      Due to parent company                             1,448            451
                                                     --------       --------
                                                        7,312          9,594
                                                     --------       --------
    Long-term Obligations:
      Noninterest-bearing subordinated
        convertible debentures                         31,727              -
      4% Subordinated convertible debentures, due
        to parent company                              68,500         68,500
                                                     --------       --------
                                                      100,227         68,500
                                                     --------       --------

    Deferred Income Taxes                              42,633         34,892
                                                     --------       --------

    Other Deferred Items                                8,200          8,200
                                                     --------       --------

    Shareholders' Investment:
      Common stock                                      1,617          1,551
      Capital in excess of par value                   74,740         64,188
      Retained earnings                                45,048         27,268
      Treasury stock                                     (481)           (22)
      Net unrealized gain on available-for-sale
        investments                                     8,763              -
                                                     --------       --------
                                                      129,687         92,985
                                                     --------       --------
                                                     $288,059       $214,171
                                                     ========       ========




                                       26PAGE

SCHEDULE I

                            THERMO ECOTEK CORPORATION

                  Condensed Financial Information of Registrant
                       Statement of Unconsolidated Income


                                                      Nine
                                   Year Ended     Months Ended     Year Ended
                                  September 28,   September 30,   December 31,
(In thousands)                        1996            1995            1994
------------------------------------------------------------------------------
Revenues                            $     -          $     -         $     -
Equity in Earnings of Subsidiaries   34,148           23,329          23,954
                                    -------          -------         -------
                                     34,148           23,329          23,954
                                    -------          -------         -------
Operating Costs and Expenses:
  Cost of revenues                        -                -               -
  General and administrative
    expenses                          9,404            6,686           7,371
                                    -------          -------         -------
                                      9,404            6,686           7,371
                                    -------          -------         -------

Operating Income                     24,744           16,643          16,583
Interest Income (Expense), Net          307             (352)         (1,960)
                                    -------          -------         -------

Income Before Provision for
  Income Taxes                       25,051           16,291          14,623
Provision for Income Taxes            7,271            6,027           4,972
                                    -------          -------         -------
Net Income                          $17,780          $10,264         $ 9,651
                                    =======          =======         =======











                                       27PAGE

SCHEDULE I
                            THERMO ECOTEK CORPORATION

                  Condensed Financial Information of Registrant
                     Statement of Unconsolidated Cash Flows
                                 (In thousands)

                                                      Nine
                                   Year Ended     Months Ended     Year Ended
                                  September 28,   September 30,   December 31,
(In thousands)                        1996            1995            1994
------------------------------------------------------------------------------
Operating Activities:
  Net income                        $ 17,780        $ 10,264        $  9,651
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Depreciation and amortization      182              54              70
      Deferred income tax expense      3,086           3,987           7,396
      Equity in earnings of
        subsidiaries                 (34,148)        (23,329)        (23,954)
      Changes in current accounts:
        Accounts and notes
          receivable from
          subsidiaries                   282          (1,823)            596
        Other assets                   1,520           5,526           3,228
        Accounts payable                  18            (470)            303
        Accrued expenses                (804)          3,633          (2,351)
        Due (to) from parent
          company                      5,181             (91)        (13,283)
                                    --------        --------        --------
            Net cash used in
              operating activities    (6,903)         (2,249)        (18,344)
                                    --------        --------        --------

Investing Activities:
  Acquisition                         (8,088)              -               -
  Investment in KFx, Inc.             (3,004)         (2,030)              -
  Purchases of office equipment           (8)            (26)            (32)
  Distribution from (investment
    in) subsidiaries                  (9,828)          7,843          16,716
                                    --------        --------        --------
            Net cash provided by
              (used in) investing
              activities             (20,928)          5,787          16,684
                                    --------        --------        --------

Financing Activities:
  Net proceeds from issuance of
    subordinated convertible
    debentures                        35,942               -               -
  Net proceeds from issuance of
    Company common stock               5,026          27,575               -
                                    --------        --------        --------
            Net cash provided by
              financing activities    40,968          27,484               -
                                    --------        --------        --------

Increase (Decrease) in Cash and
  Cash Equivalents                    13,137          31,113          (1,660)
Cash and Cash Equivalents at
  Beginning of Period                 39,591           8,478          10,138
                                    --------        --------        --------
Cash and Cash Equivalents at
  End of Period                     $ 52,728        $ 39,591        $  8,478
                                    ========        ========        ========
                                       28PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

      2 Asset Purchase Agreement among Thermo Trilogy Corporation, Thermo Ecotek International Holdings, Inc. and W.R. Grace & Co. - Conn. dated March 5, 1996 (filed as Exhibit 2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-13572] and incorporated herein by reference).

      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

      3.2     By-Laws of the Registrant.

      4 Fiscal Agency Agreement dated as of March 14, 1996 among the Registrant, Thermo Electron Corporation, and Chemical Bank as fiscal agent, relating to $37 million principal amount of noninterest-bearing subordinated convertible debentures due 2001 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-13572] and incorporated herein by reference).

     10.1     Asset Transfer Agreement between Thermo Electron
              Corporation and the Registrant dated January 2, 1990 (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.2 Corporate Services Agreement dated January 3, 1993, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.3 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as Exhibit 10.3 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.4 Amended and Restated Tax Allocation Agreement dated as of December 4, 1996 between Thermo Electron and the
              Registrant.

     10.5 Master Repurchase Agreement dated January 1, 1994 between the Registrant and Thermo Electron Corporation (filed as
              Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       29PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

     10.6 Master Reimbursement Agreement dated as of January 1, 1994 between Thermo Electron and the Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.7 Lease Agreement dated as of December 2, 1991 between Thermo Electron and the Registrant (filed as Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.8 Purchase and sale of $38,500,000 principal amount 4% subordinated convertible note due 2001 (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.9 Purchase and sale of $30,000,000 principal amount 4% subordinated convertible note due 2001 (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.10 Power Purchase Agreement between Mendota Biomass Power, Ltd. and Pacific Gas and Electric Company dated May 7, 1984 (filed as Exhibit 10.10 to the Registrant's
              Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.11 Project Lease between Chrysler Capital Corporation and Mendota Biomass Power, Ltd. dated October 30, 1989 (filed as Exhibit 10.11 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.12 First Amendment to Project Lease between Chrysler Capital Corporation and Mendota Biomass Power, Ltd., dated June 30, 1995 (filed as Exhibit 1 to the Registrant's Current Report on Form 8-K dated June 30, 1995 and incorporated herein by reference).

     10.13 Mendota Biomass Power, Ltd. Limited Partnership Agreement dated December 10, 1986 (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

                                       30PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

     10.14 Rate Order and Interconnection Agreement between Whitefield Power and Light Company and Public Service Company of New Hampshire dated September 4, 1986 (filed as
              Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.15 Wood Supply Contract between North County Procurement, Inc. and Whitefield Power and Light Company dated June 4, 1993 (filed as Exhibit 10.14 to the Registrant's
              Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.16 Leasing Agreement between BancBoston Leasing Services Inc. and Gorbell Thermo Electron Power Company dated December 24, 1987 (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference). 10.17
              Amended and Restated Wood Supply Contract between Linkletter and Sons and Gorbell Thermo Electron Power Company dated January 15, 1993 (filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.18 Power Purchase Agreement between Gorbell Thermo Electron Power Company and Central Maine Power Company dated
              February 3, 1984, as amended (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.19 Reduced Power Operation Agreement between Gorbell Thermo Electron Power Company and Central Maine Power Company dated January 14, 1994 (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.20    Joint Venture Agreement establishing Gorbell Thermo
              Electron Power Company dated September 13, 1985 (filed as
              Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.21 Leasing Agreement between BancBoston Leasing Services, Inc. and Hemphill Power and Light Company dated December 23, 1987 (filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       31PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

     10.22 Rate Order Support Agreement between Hemphill Power and Light Company and Thermo Electron dated December 23, 1987 (filed as Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.23 Wood Supply Contract between Durgin & Crowell Lumber Company, Inc. and Hemphill Power and Light Company dated June 4, 1985 (filed as Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.24    Fuel Supply Contract between Springfield Management
              Company and Hemphill Power and Light Company dated June 4, 1985, as amended (filed as Exhibit 10.23 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.25 Rate Order and Interconnection Agreement between Hemphill Power and Light Company and Public Service Company of New Hampshire dated June 26, 1986 (filed as Exhibit 10.24 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.26 Joint Venture Agreement establishing Hemphill Power and Light Company dated June 4, 1985 (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.27 Letter Agreement dated July 15, 1988 among the partners of Hemphill Power and Light Company amending various agreements (filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.28 Letter Agreement dated January 1, 1990 between the partners of Hemphill Power and Light Company (filed as
              Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.29 Assignment and Assumption Agreement of Delano II plant by Delano Energy Company, Inc. dated December 1, 1993 (filed as Exhibit 10.28 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).
                                       32PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

     10.30 Loan Agreement between California Pollution Control Financing Authority ("CPCFA") and Delano Energy Company, Inc. dated August 1, 1989, as supplemented on May 1, 1990 (Delano I) (filed as Exhibit 10.29 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.31 Indenture of Trust between CPCFA and Bankers Trust Company dated August 1, 1990, as supplemented on May 1, 1990 (Delano I) (filed as Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.32 Indenture of Trust between CPCFA and Bankers Trust Company dated October, 1991 (Delano II) (filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.33 Loan Agreement between CPCFA and Delano Energy Company, Inc. dated October 1, 1991 (filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.34 Power Purchase Contract between Southern California Edison Co. and Signal Delano Energy Company, Inc. dated July 31, 1987 (filed as Exhibit 10.33 to the Registrant's
              Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.35 Amended Restated Reimbursement Agreement among Chemical Trust Company of California ("CTCC"), Delano Energy
              Company, Inc. and ABN AMRO Bank N.V. and other banks dated December 31, 1993 (filed as Exhibit 10.34 to the
              Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.36 Amended and Restated Lease Agreement between CTCC and Delano Energy Company, Inc. dated December 31, 1993 (filed as Exhibit 10.35 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.37 Biomass Fuel Supply Contract between the Registrant and Delano Energy Company, Inc. dated December 31, 1993 (filed as Exhibit 10.36 to the Registrant's Registration
              Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       33PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

     10.38 Agreement between Consolidated Edison Company of New York, Inc. and Staten Island Cogeneration Corporation (filed as
              Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.39 Power Purchase Agreement between Woodland Biomass Power, Ltd. and Pacific Gas & Electric Company dated May 7, 1987 (filed as Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.40 Stock Purchase Agreement dated as of August 18, 1995 between the Registrant and KFx, Inc. (filed as Exhibit
              10.40 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the commission upon request.

     10.41 Stock Purchase Warrant issued by KFx, Inc. to the Company dated August 18, 1995 (filed as Exhibit 10.41 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

     10.42 Stock Purchase Warrant issued by KFx, Inc. to the Company dated August 18, 1995 (filed as Exhibit 10.42 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

     10.43 Limited Partnership Agreement of KFx Fuel Partners, L.P. dated as of August 18, 1995 (filed as Exhibit 10.43 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934).
                                       34PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

     10.44 Turnkey Design and Construction Agreement dated as of August 18, 1995 between KFx Fuel Partners, L.P. and Walsh Construction Company, a Division of Guy F. Atkinson Company (filed as Exhibit 10.44 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934).

     10.45    Lease Agreement between Manufacturers Hanover Trust
              Company of California and Woodland Biomass Power, Ltd. dated December 29, 1989 (filed as Exhibit 10.39 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

     10.46    Incentive Stock Option Plan of the Registrant (filed as
              Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 [Reg. No 33-86682] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,350,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock split effected in October 1996).

     10.47    Nonqualified Stock Option Plan of the Registrant (filed as
              Exhibit 10.45 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,350,000 shares, after giving affect to share increase approved in December 1993 and 3-for-2 stock split effected in October 1996).

     10.48    Equity Incentive Plan of the Registrant (filed as Exhibit
              10.40 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-86682) and incorporated herein by reference).

     10.49 Deferred Compensation Plan for Directors of the Registrant (filed as Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.50 Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       35PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number    Description of Exhibit

     10.51 Thermo Ecotek Corporation - Thermo Trilogy Corporation Nonqualified Stock Option Plan.

     10.52    Thermo Trilogy Corporation Equity Incentive Plan.

     10.53 Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.43 to the Registrant's Registration Statement on Form S-1
              [Reg. No. 33-86682] and incorporated herein by reference).

              In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation, for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.44 to the Annual Report on Form 10-K of Thermo Electron Corporation for the fiscal year ended December 30, 1995 [File No. 1-8002] and as Exhibit 10.19 to Trex Medical Corporation's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-11827] and are incorporated herein by reference).

     10.54    Stock Holding Assistance Plan and Form of Promissory Note.

     11       Statement re: Computation of Earnings per Share.

     13 Annual Report to Shareholders for the fiscal year ended September 28, 1996 (only those portions incorporated herein by reference).

     21       Subsidiaries of the Registrant.

     23       Consent of Arthur Andersen LLP.

     27       Financial Data Schedule.