Form 10-K/A
THERMO ECOTEK CORP
filed 1997-01-24
CIK 864960

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                  ------------------------------------------

                         AMENDMENT NO. 1 ON FORM 10-K/A
                                  TO FORM 10-K
        (mark one)
         X   Annual Report  Pursuant  to  Section  13  or  15(d)  of  the
        ---
             Securities Exchange Act  of 1934 for  the fiscal year  ended
             September 28, 1996

        ___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

              Title of each class    Name of Exchange on which registered
         ----------------------------------------------------------------
            Common Stock, $.10 par value        American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

        Indicate by check mark whether  the Registrant (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least
        the past 90 days. Yes  X    No
                             -----    ----

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any
        amendment to this Form 10-K. [    ]

        The  aggregate  market  value  of   the  voting  stock  held   by
        nonaffiliates of the Registrant as of November 22, 1996 , was approximately $59,897,000.
PAGE

        As of November 22, 1996 , the Registrant had 24,424,499 shares of Common Stock outstanding.
PAGE

        Thermo Ecotek Corporation Amendment No. 1 on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions  of  the  Registrant's  Fiscal  1996     Annual  Report  to
        Shareholders  for  the  year   ended  September  28,  1996  ,  are
        incorporated by reference into Parts I and II.

             Part III, Item 10.       Directors and Executive
                                      Officers of the Registrant.
                                      --------------------------

             Part III, Item 11.       Executive Compensation.
                                      ----------------------

             Part III, Item 12.       Security Ownership of Certain
                                      Beneficial Owners and Management.
                                      --------------------------------

             Part III, Item 13.       Certain      Relationships      and
                                      -----------------------------------
        Transactions.
        ------------


             The information required under these items, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                   SIGNATURES


             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed by the undersigned, duly authorized.


                                      THERMO ECOTEK CORPORATION


                                      By:   /s/ Sandra L. Lambert
                                          -----------------------
                                            Sandra L. Lambert
                                            Secretary
PAGE

                                                          ATTACHMENT A

                       DIRECTORS AND DIRECTOR COMPENSATION


             Set forth below are the names of the persons nominated as Directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as Directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), is reported under the caption "Stock Ownership." All of the nominees are currently Directors of the Corporation.

        Jerry P. Davis      Mr. Davis, 63, has been a Director of the
                            Corporation since its inception in 1989.
                            He also served as the Chairman of the Board of the Corporation from February 1994 to January 1997, and as the Corporation's
                            President and Chief Executive Officer from
                            1989 until February 1994. Mr. Davis has been a Vice President of Thermo Electron since January 1986.

        George N.           Dr. Hatsopoulos, 70, has been a Director of
        Hatsopoulos         the Corporation since its inception in
                            1989.  Dr. Hatsopoulos has been the
                            Chairman of the Board and Chief Executive
                            Officer of Thermo Electron since 1956. He also served as the President of Thermo
                            Electron from 1956 until January 1997. Dr.
                            Hatsopoulos is also a director of
                            Thermedics Inc., Thermo Electron, Thermo
                            Fibertek Inc., Thermo Instrument Systems
                            Inc., Thermo Optek Corporation, ThermoQuest
                            Corporation and ThermoTrex Corporation.
                            Dr. Hatsopoulos is the brother of Mr. John
                            N. Hatsopoulos, a Director, Vice President and Chief Financial Officer of the Corporation.
PAGE

        John N. Hatsopoulos Mr. Hatsopoulos, 62, has been a Director of the Corporation since 1990 and its Vice
                            President and Chief Financial Officer since its inception in 1989. Mr. Hatsopoulos has been the President of Thermo Electron since January 1, 1997, and its Chief Financial Officer since 1988. Prior to his appointment as President of Thermo Electron, he served as an Executive Vice President since 1986. Mr. Hatsopoulos is also a director of Thermedics Inc., Thermo Fibergen Inc., Thermo Fibertek Inc., Thermo Instrument Systems Inc., Thermo TerraTech Inc. and ThermoTrex Corporation. Mr. Hatsopoulos is the brother of Dr. George N. Hatsopoulos, a Director of the Corporation.

        Brian D. Holt       Mr. Holt, 48, has been a Director of the
                            Corporation since January 1995, and
                            President and Chief Executive Officer of
                            the Corporation since February 1994.  For
                            more than five years prior to his
                            appointment as an officer of the
                            Corporation, he was President and Chief
                            Executive Officer of Pacific Generation
                            Company, a financier, builder, owner and
                            operator of independent power facilities.
                            Mr. Holt is also a director of KFX Inc.
        Frank Jungers       Mr. Jungers, 70, has been a Director the
                            Corporation since its inception in 1989 and its Chairman of the Board effective as of January 1, 1997. Mr. Jungers has been a consultant on business and energy matters since 1977. Mr. Jungers was employed by the Arabian American Oil Company from 1974 through 1977 as Chairman and Chief
                            Executive Officer. Mr. Jungers is also a director of The AES Corporation, Donaldson,
                            Lufkin & Jenrette, Georgia-Pacific
                            Corporation, Thermo Electron and
                            ThermoQuest Corporation.
PAGE

        William A.          Mr. Rainville, 54, has been a Director of
        Rainville           the Corporation since November 1995.   He
                            has been President and Chief Executive
                            Officer of Thermo Fibertek Inc. since its inception in 1991, and a Senior Vice
                            President of Thermo Electron since March
                            1993 and a Vice President of Thermo
                            Electron from 1986 to 1993.  From 1984
                            until January 1993,  Mr. Rainville was the
                            President and Chief Executive Officer of
                            Thermo Electron Web Systems Inc., a
                            subsidiary of Thermo Fibertek Inc.  Mr.
                            Rainville is also a director of Thermo
                            Fibergen Inc., Thermo Fibertek Inc., Thermo
                            Remediation Inc. and Thermo TerraTech Inc.

        Susan F. Tierney    Ms. Tierney, 45,  has been a Director of
                            the Corporation since March 1996.  Ms.
                            Tierney is a Managing Consultant with the Economics Research Group. From March 1993 to May 1993, Ms. Tierney was a consultant for the U.S. Department of Energy, and from May 1993 to July 1995, she served as Assistant Secretary for Policy for the U.S.
                            Department of Energy.  Prior to that
                            appointment, Ms. Tierney served as
                            Secretary of Environmental Affairs for the Commonwealth of Massachusetts from 1988 to January 1991.


        Committees of the Board of Directors and Meetings

             The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Ms. Tierney (Chairman) and Mr. Jungers. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Jungers (Chairman) and Ms. Tierney. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met six times, the Audit Committee met three times and the Human Resources Committee met four times, during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he or she served held during fiscal 1996.
PAGE

        Compensation of Directors

        Cash Compensation

             Directors who are not employees of the Corporation, of Thermo Electron or any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain
        meetings of committees of the Board of Directors.   Payment of
        outside Directors' fees is made quarterly. Mr. Davis, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, and Mr. Rainville are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

        Deferred Compensation Plan for Directors

             Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his or her cash fees until he or she ceases to serve as a Director, dies or retires from his or her principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Amounts so deferred are valued on the date of deferral as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred
        Compensation Plan. As of September 28, 1996,[    ] deferred units
        were accumulated under the Deferred Compensation Plan.

        Directors Stock Option Plan

             The Corporation has adopted a directors stock option plan (the "Directors Plan") providing for the grant of stock options to purchase shares of Common Stock to outside Directors as additional compensation for their services as directors, which was amended in 1994. The Directors Plan provides for the grant of stock options upon an outside Director's initial appointment and awards options to purchase 1,000 shares annually to outside Directors.

             Under the Directors Plan, an outside Director who was appointed prior to December 31, 1994 automatically was granted an option to purchase 36,000 shares of Common Stock upon his or her initial appointment as a Director. These options are presently exercisable and expire on the seventh anniversary of the date of grant. However, the shares acquired upon exercise are subject to repurchase by the Corporation at the exercise price if the
PAGE
        recipient ceases to serve as a Director of the Corporation or any other Thermo Electron company, which repurchase right lapses ratably over a five-year period. Pursuant to the amendments adopted in 1994, the size of this initial grant was reduced and
        eventually discontinued effective as of January 1, 1997.   Under
        the provisions of the amended plan, Ms. Tierney was granted an option to repurchase 7,200 shares of Common Stock upon her election as a Director in March 1996. These options are presently exercisable and expire on the third anniversary of the date of
        grant.    Shares acquired upon exercise of these options would be
        subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a Director of the Corporation or any other Thermo Electron company, which repurchase right lapses in its entirety on the first anniversary of the grant date.

             In addition, under the Directors Plan, outside Directors receive an annual grant of options to purchase 1,000 shares of Common Stock commencing with the 1996 Annual Meeting of Stockholders. The annual grant is made at the close of business on the date of the Annual Meeting of Stockholders to each outside Director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a Director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

             The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange for the five trading days preceding and including the date of grant. An aggregate of 225,000 shares of Common Stock has been reserved for issuance under the Directors Plan.

        STOCK OWNERSHIP

             The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron, as of December 28, 1996, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each Director and all nominees for Director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all Directors and executive officers as a group.

             While certain Directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock owned by Thermo Electron.
PAGE




                                           Thermo Ecotek      Thermo
        Name (1)                           Corporation (2)    Electron
                                                              Corporation
                                                              (3)

        Thermo Electron Corporation (4)            20,459,515             N/A

        Brian D. Chatlosh                              41,250          20,594

        Jerry P. Davis                                212,970          86,621

        Robert  R. Fini                                59,700          13,163

        Floyd M. Gent                                  63,079          30,522

        George N. Hatsopoulos                          25,575       3,527,279

        John N. Hatsopoulos                            35,569         566,768

        Brian D. Holt                                 150,000         164,591

        Frank Jungers                                  41,850         245,854

        Parimal S. Patel                              155,815          45,676

        William A. Rainville                            6,000         253,006

        Susan F. Tierney                                8,992               0

        All Directors and current
        executive officers as
        a group (14 persons)                          944,885       5,128,769





        (1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.

        (2) The shares of Common Stock shown in the table reflect a three-for-two stock split effected in October 1996. Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 20,459,515 shares beneficially owned by Thermo Electron, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Fini, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Patel, Mr. Rainville, Ms. Tierney and all Directors and executive officers as a group include 41,250, 180,000, 59,700, 60,000, 15,000, 13,257, 150,000, 37,500, 135,000, 6,000,
        8,700 and 839,907 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Ms. Tierney and all Directors and executive officers as a group include 292 full shares, respectively, allocated through September 28, 1996, to their accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Mr. Jungers include 300 shares held by Mr. Jungers' spouse. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of December 28, 1996; all Directors and executive officers as a group beneficially owned 3.6% of the Common Stock outstanding as of such date.

        (3) The shares of Common Stock of Thermo Electron shown in the table reflect a three-for-two split of such stock effected in May 1996. Shares beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Fini, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt,
         Mr. Jungers, Mr. Patel, Mr. Rainville and all Directors and executive officers as a group include 19,650, 31,724, 8,550, 30,000, 1,499,500, 429,685, 163,900, 9,375, 27,224, 205,648 and
        2,557,105 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Davis, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and all Directors and executive officers as a group include 1,614, 2,317, 1,934 and 7,189 full shares, respectively, allocated to accounts maintained pursuant to Thermo Electron's Employee Stock Ownership Plan. Shares of the common
PAGE
        stock of Thermo Electron beneficially owned by Mr. Jungers and all Directors and executive officers as a group include 80,427 full shares, respectively, allocated through September 28, 1996, to their accounts maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by Dr. G. Hatsopoulos' spouse, 168,750 shares held by a QTIP Trust for the benefit of Dr. G. Hatsopoulos' spouse and 39,937 shares held by a family trust of which Dr. G. Hatsopoulos' spouse is the trustee. Shares beneficially owned by Mr. Jungers include 91,827 shares held by a trust for Mr. Jungers and 4,500 shares held by Mr. Jungers' spouse. As of December 28, 1996, no director or executive officer beneficially owned more than 1% of the Thermo Electron common stock outstanding as of December 28, 1996, other then Dr. G. Hatsopoulos, who beneficially owned 2.3% of such common stock; all directors and executive officers as a group beneficially owned approximately 3.4% of the Thermo Electron common stock outstanding as of December 28, 1996.

        (4) Thermo Electron owned 82% of the Common Stock outstanding as of December 28, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of December 28, 1996, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.

        Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such person were complied with during fiscal 1996,
        except in the following instances.   As reported in last year's
        proxy statement, the Form 3 for Mr. William A. Rainville, a Director of the Corporation, was filed 22 days late. In addition, Forms 4 of Thermo Electron, the Corporation's majority stockholder, for the periods from April 1996 to September 1996 were filed late by periods ranging from 2 days to 74 days.


                             EXECUTIVE COMPENSATION

        Summary Compensation Table

             The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and four other most highly compensated executive officers (the "named executive officers") for the last full fiscal year from October 1, 1995 to September 28, 1996 ("fiscal 1996") and for the nine-month period from January 1, 1995 to September 30, 1995 ("fiscal 1995"),
PAGE
        reflecting a change in the Corporation's fiscal year-end to the 52 or 53 week period ending on the Saturday nearest September 30, and for the preceding full fiscal year from January 2, 1994 to December 31, 1994 ("fiscal 1994").

             The Corporation is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Corporation, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Corporation's affairs is provided to the Corporation under the Corporate Services Agreement between the Corporation and Thermo Electron. Accordingly, the compensation for these individuals is not reported in the following table.














                                     Summary Compensation Table

                                                         Long Term

                                                        Compensation
                                                         Securities
                                                        Underlying
                                                          Options
                                                          (No. of
   Name and Principal Fiscal  Annual Compensation       Shares and     All Other
        Position       Year   Salary       Bonus        Company) (3) Compensation
                                                                          (4)

   Brian D. Holt (5)   1996  $191,750     $133,000 (2)     150 (TMO)          $360
    Chief Executive
    Officer and                                          2,000 (TBA)
    President                                            2,000 (TFG)
                                                         5,000 (TLZ)
                                                         2,000 (TLT)
                                                         6,000 (TOC)
                                                         6,000 (TMQ)
                                                         2,000 (TSR)
                                                         4,000 (TXM)
                       1995  $136,500(1)   $90,000      15,000 (TMO)            --

                       1994  $160,417      $80,000     150,000 (TCK)            --
                                                       123,750 (TMO)

   Parimal  S. Patel   1996  $167,000      $61,400 (2)  17,850 (TMO)        $6,750
    Executive Vice
    President,         1995  $125,250(1)   $85,000       2,850 (TMO)        $6,750
    Project Finance    1994  $161,000      $67,000       3,150 (TMO)        $6,750
PAGE





   Floyd M. Gent (6)   1996  $130,000      $47,000 (2)   7,500 (TMO)        $7,886
        Vice
   President, Asset    1995   $97,500(1)   $44,000          --                  --
        Management

   Brian Chatlosh (7)  1996  $107,625      $37,000 (2)  15,000 (TCK)        $5,526
    Vice President,
    Business                                            15,150 (TMO)
    Development

   Robert R. Fini      1996   $99,250      $30,500 (2)  15,000 (TCK)        $5,638
    Vice President,
    Technical                                            8,550 (TMO)
    Services           1995   $72,750(1)   $25,500          --              $5,133

                       1994   $93,000      $18,000          --              $4,770



        (1) Annual compensation for executive officers is reviewed and determined on a calendar year basis, even though the Corporation's fiscal year ends in September. The Corporation changed its fiscal year-end to September from December in 1995, and as a consequence, the salary data for fiscal 1995 reflects salary paid during the nine-month period from January 1, 1995 to
        September 30, 1995.   Salary data for subsequent fiscal years has
        been adjusted to reflect salary paid during the Corporation's full fiscal year.

        (2) The bonus amount represents the bonus paid for performance during the calendar year in which the Corporation's fiscal year-end occurred. Bonuses have not yet been determined for calendar 1996; therefore, the bonus amounts shown for fiscal 1996 are estimates.

        (3) The shares of Common Stock of the Corporation and common stock of Thermo Electron shown in the table reflect three-for-two stock splits effected in October 1996 and May 1996, respectively. Mr. Holt was appointed a Vice President of Thermo Electron in March 1996 and has been granted options to purchase common stock of Thermo Electron since that date. These options are not reported in the table as they were granted for service in a capacity other than in his capacity as the chief executive officer of the Corporation. In addition to receiving options to purchase Common Stock of the Corporation (designated in the table as TCK), the named executive officers, including Mr. Holt, have been granted options to purchase common stock of Thermo Electron Corporation and certain of its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron
PAGE

        (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc.
        (designated in the table as TFG), ThermoLase Corporation
        (designated in the table as TLZ), ThermoLyte Corporation
        (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation
        (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM).

        (4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

        (5) Mr. Holt was appointed Chief Executive Officer in February 1994. Mr. Holt was also appointed Vice President of Thermo Electron in March 1996. Prior to 1996, the Corporation's parent, Thermo Electron, was allocated a percentage of Mr. Holt's annual cash compensation (salary and bonus) for the time he devoted to the affairs of Thermo Electron. For fiscal 1995 and 1994, Thermo Electron was allocated 20% and 20%, respectively, of Mr. Holt's annual cash compensation. For fiscal 1996, Thermo Electron was allocated 10% of Mr. Holt's salary and paid a bonus to Mr. Holt for service in his capacity as a Vice President of Thermo Electron, which is not reported in the Summary Compensation Table. The bonus of Mr. Holt reported in the Summary Compensation Table for fiscal 1996 represents the bonus paid by the Corporation for service by Mr. Holt in his capacity as the Corporation's chief executive officer. The total salary of Mr. Holt earned in all capacities for fiscal 1996, 1995, and
        1994 is reported in the Summary Compensation Table.   For periods
        after fiscal 1996, Mr. Holt's annual cash compensation will be determined and paid by Thermo Electron and the Corporation will be allocated a percentage of Mr. Holt's annual cash compensation for the time he devotes to the affairs of the Corporation, which will be reviewed and approved by the Human Resources Committee of the Board of Directors of the Corporation.

         (6) Mr. Gent did not meet the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules in fiscal 1994. The bonus reported in the table for fiscal 1996 represents the bonus paid by the Corporation for service by Mr. Gent in his capacity as an officer of the Corporation.

        (7)  Mr. Chatlosh was appointed Vice President, Business
        Development effective as of January 1, 1996. The bonus reported in the table for fiscal 1996 represents the bonus paid by the Corporation for service by Mr. Chatlosh in his capacity as an officer of the Corporation.

        Stock Option Granted During Fiscal 1996
PAGE

             The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1996 to the named executive officers. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1996.

             Mr. Holt has been granted options to purchase common stock of Thermo Electron since March 1996 as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation. Accordingly, such options have not been reported in the table.

                          Option Grants in Fiscal 1996









                                    Option Grants in Fiscal 1996



                              Percent
                                of                                  Potential
                               Total                               Realizable
                              Option                            Value at Assumed
                Number of     Granted
                Securities      to                               Annual Rates of
                Underlying   Employees     Exercise                   Stock
                 Options         in         Price              Price Appreciation
                 Granted      Fiscal         Per    Expiration        for
      Name         (1)          Year        Share      Date        Option Term

                                                                  5%       10%
   Brian D.       150(TMO)       0.01% (2)   $42.79  5/22/99     $1,011     $2,124
   Holt         2,000(TBA)        0.2% (2)   $10.00  3/11/08    $15,920    $42,760
                2,000(TFG)        0.4% (2)   $10.00  9/12/08    $15,920    $42,760
                5,000(TLZ)        1.1% (2)   $22.75  11/28/07   $90,550   $243,250
                2,000(TLT)        0.6% (2)   $10.00  3/11/08    $15,920    $42,760
                6,000(TOC)        0.2% (2)   $12.00   4/9/08    $57,300   $153,960
                6,000(TMQ)        0.2% (2)   $13.00  3/11/08    $62,100   $166,800
                2,000(TSR)        0.4% (2)   $14.00  3/11/08    $22,280    $59,880
                4,000(TXM)        0.2% (2)   $11.00  3/11/08    $35,000    $94,080

   Parimal S.  15,000(TMO)        0.9% (2)   $32.60  11/28/07  $389,100 $1,045,650
   Patel        2,850(TMO)        0.2% (2)   $42.79  5/22/99     19,209    $40,356

   Floyd M.     7,500(TMO)        0.5% (2)   $32.60  11/28/02   $99,525   $231,975
   Gent
PAGE





   Brian       15,000(TCK)        5.0%       $10.18  11/28/07  $121,500   $326,550
   Chatlosh    15,000(TMO)        0.9% (2)   $32.60  11/28/02  $389,100 $1,045,650
                  150(TMO)       0.01% (2)   $42.79  5/22/99     $1,011     $2,124

   Robert R.   15,000(TCK)        5.0%       $10.18  11/28/02   $62,100   $144,900
   Fini         7,500(TMO)        0.5% (2)   $32.60  11/28/02   $99,525   $231,975
                1,050(TMO)        0.1% (2)   $42.79  5/22/99     $7,077    $14,868





        (1) All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 the "Exchange Act" and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five-to-ten-year period, depending on the option term, which may vary from seven to twelve years, provided the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

        (2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise
PAGE
        price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

        (3) These options were granted under stock option plans maintained by Thermo Electron and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its public subsidiaries.

        Stock Options Exercised During Fiscal 1996 and Fiscal Year-End
        Values

             The following table reports certain information regarding stock option exercises during fiscal 1996 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1996 by the named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1996.

        Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Values












          Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option Values


                                                     No. of
                                                  Unexercised
                                                   Options at
                              Shares                 Fiscal         Value of
                             Acquired               Year-end      Unexercised
                                on      Value    (Exercisable/    In-the-Money
       Name        Company   Exercise  Realized  Unexercisable)     Options
                                                      (1)


   Brian D.     Thermo          --        --     150,000 /0     $1,400,550 /--
   Holt  (2)    Ecotek

                Thermo          --        --     138,900 /0 (3) $2,718,545 /--
                Electron

                Thermo          --        --       2,000 /0         $7,750 /--
                BioAnalysis

                Thermo          --        --       2,000 /0         $5,250 /--
                Fibergen

                ThermoLase      --        --       5,000 /0         $3,125 /--

                ThermoLyte      --        --          0/ 2,000        --/0 (4)

                Thermo Optek    --        --       6,000 /0        $18,000 /--

                ThermoQuest     --        --       6,000 /0         $3,000 /--

                Thermo          --        --       2,000 /0             $0 /--
                Sentron

                Trex Medical    --        --       4,000 /0        $37,000 /--

   Parimal S.   Thermo          --        --     135,000 /0 (3) $1,451,296 /--
   Patel        Ecotek
PAGE





                Thermo          --        --      27,224/0       $318,294 /--
                Electron

                Thermo          --        --       2,700/0       $ 27,338 /--
                Fibertek
                                --        --                       $34,209 /--
                Thermo                             1,080 /0
                Trex

   Floyd M.     Thermo          --        --      60,000 /0       $550,020 /--
   Gent         Ecotek

                Thermo          --        --      30,000 /0       $515,626 /--
                Electron

   Brian        Thermo          --        --      41,250 /0       $321,064 /--
   Chatlosh     Ecotek

                Thermo          --        --      19,650 /0       $208,088 /--
                Electron

  Robert R.     Thermo          --        --      59,700 /0       $551,470 /--
  Fini          Ecotek

                Thermo          --        --       8,550 /0        $58,313 /--
                Electron

                Thermo          --        --       2,250 /0        $22,781 /--
                Fibertek



        (1) The shares of common stock shown in the table have been adjusted to reflect three-for-two stock splits effected by the Corporation in October 1996, by Thermo Electron in May 1996, and by Thermo Fibertek Inc. in June 1996. All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and
        (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms,
PAGE
        and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

        (2) As a Vice President of Thermo Electron, Mr. Holt also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

        (3) Options to purchase 67,500 and 15,000 shares of the common stock of Thermo Electron granted to Mr. Holt and Mr. Patel, respectively, are subject to the same terms described in footnote
        (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

        (4) No public market existed for the shares as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to those options.


        RELATIONSHIP WITH AFFILIATES

        The Thermo Electron Corporate Charter

             Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, including the Corporation. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries".)

             Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries has adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial,
PAGE
        managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

             To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the "Thermo Group") to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range financial planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and each of the Thermo Subsidiaries.

             The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group
PAGE
        and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

        Corporate Services Agreement

             As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management and financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1.2% and 1.25% of the Corporation's revenues for these services in fiscal 1995 and in periods prior to fiscal 1995, respectively. Beginning January 1, 1996, the fee has been reduced to 1% of the Corporation's revenues. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1996, Thermo Electron assessed the Corporation $1,570,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.


        Miscellaneous

             The Corporation leased its office facilities from Thermo Electron under an agreement which terminated December 1, 1996. The Corporation paid annual rent under that agreement equal to
        (i) Thermo Electron's cost per square foot of operating the building, multiplied by (ii) the number of square feet occupied by the Corporation. Under the lease, the Company made a payment to Thermo Electron of $177,000 in fiscal 1996.
PAGE

             Thermo Electron currently owns approximately 83% of the outstanding shares of Common Stock. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These and other purchases may be made either on the open market, through conversion of convertible debentures held by Thermo Electron or directly from the Corporation.

             As of September 28, 1996, $53,250,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligations. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation and have an original maturity of three months or less. The repurchase agreement earns a rate based on the Commercial Paper Composite Rate plus 25 basis points, reset quarterly.

             As of December 28, 1996, the Corporation had outstanding indebtedness to Thermo Electron of $68.5 million, pursuant to 4% subordinated convertible debentures due 2001, which are convertible into the Corporation's Common Stock at $6.33 per share.

        Stock Holding Assistance Plan

             In 1996, the Corporation adopted a stock holding policy which requires its executive officers to acquire and hold a minimum number of shares of Common Stock. In order to assist the executive officers in complying with the policy, the Corporation also adopted a Stock Holding Assistance Plan under which it may make interest-free loans to certain key employees, including its executive officers, to enable such employees to purchase the Common Stock in the open market. No such loans are currently outstanding under the plan.