Form 10-Q
period 1996-12-28
THERMO ECOTEK CORP
filed 1997-02-04
CIK 864960

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------


                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended December 28, 1996.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934.

                         Commission File Number 1-13572


                            THERMO ECOTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

    Delaware                                                       04-3072335
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    245 Winter Street, Suite 300
    Waltham, Massachusetts                                              02154
    (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (617) 622-1000

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at January 24, 1997
         ----------------------------     --------------------------------
         Common Stock, $.10 par value                 25,007,980
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 December 28,  September 28,
    (In thousands)                                       1996           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 63,320      $ 63,238
      Restricted funds                                 33,188        18,936
      Accounts receivable and unbilled revenues        21,828        28,061
      Inventories                                      12,983        11,299
      Prepaid income taxes and other current
        assets                                          4,456         4,953
                                                     --------      --------
                                                      135,775       126,487
                                                     --------      --------

    Property, Plant and Equipment, at Cost            315,856       309,384

      Less: Accumulated depreciation and
            amortization                               51,354        46,618
                                                     --------      --------
                                                      264,502       262,766
                                                     --------      --------
    Due from Parent Company                            13,551        12,116
                                                     --------      --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $6,004 in fiscal 1997 and 1996)               16,504        20,254
                                                     --------      --------
    Restricted Funds                                   16,245        14,112
                                                     --------      --------

    Other Assets                                       12,833        13,410
                                                     --------      --------

                                                     $459,410      $449,145
                                                     ========      ========



                                        2PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                 December 28,  September 28,
    (In thousands except share amounts)                  1996           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Current portion of long-term obligations       $ 24,806       $ 24,806
      Accounts payable                                  2,730          1,517
      Lease obligations payable                         5,620          1,812
      Accrued interest                                  5,976          3,159
      Accrued income taxes                              1,858          1,858
      Other accrued expenses                           12,664         15,532
      Due to parent company                               936          1,586
                                                     --------       --------
                                                       54,590         50,270
                                                     --------       --------
    Long-term Obligations:
      Nonrecourse tax-exempt obligations               77,900         77,900
      4% Subordinated convertible debentures,
        due to parent company                          68,500         68,500
      Noninterest-bearing subordinated
        convertible debentures                         22,205         31,727
      Capital lease obligations                        31,154         31,154
                                                     --------       --------
                                                      199,759        209,281
                                                     --------       --------
    Deferred Income Taxes                              43,992         42,633
                                                     --------       --------
    Other Deferred Items                               15,574         13,958
                                                     --------       --------
    Minority Interest                                   3,080          3,316
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.10 par value, 50,000,000
        shares authorized; 24,969,039 and
        16,174,636 shares issued                        2,497          1,617
      Capital in excess of par value                   84,462         74,740
      Retained earnings                                49,348         45,048
      Treasury stock at cost, 19,657 and
        21,413 shares                                    (295)          (481)
      Net unrealized gain on available-for-sale
        investments                                     6,403          8,763
                                                     --------       --------
                                                      142,415        129,687
                                                     --------       --------
                                                     $459,410       $449,145
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                  December 28,  December 30,
    (In thousands except per share amounts)               1996          1995
    ------------------------------------------------------------------------
    Revenues                                          $38,514       $34,296
                                                      -------       -------
    Costs and Operating Expenses:
      Cost of revenues (includes $1,241 and
        $1,466 to related parties)                     26,254        24,189
      General and administrative expenses
        (includes $412 and $456 to parent
        company)                                        2,819         2,426
                                                      -------       -------
                                                       29,073        26,615
                                                      -------       -------

    Operating Income                                    9,441         7,681

    Interest Income                                     1,396         1,255
    Interest Expense (includes $685 to parent
      company in fiscal 1997 and 1996)                 (3,537)       (3,843)
                                                      -------        ------
    Income Before Provision for Income Taxes
      and Minority Interest                             7,300         5,093
    Provision for Income Taxes                          2,749         1,793
    Minority Interest Expense                             251           248
                                                      -------        ------
    Net Income                                        $ 4,300       $ 3,052
                                                      =======       =======

    Earnings per Share:
      Primary                                         $   .16       $   .13
                                                      =======       =======
      Fully diluted                                   $   .12       $   .10
                                                      =======       =======

    Weighted Average Shares:
      Primary                                          27,060        23,291
                                                      =======       =======
      Fully diluted                                    37,892        34,597
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                      Three Months Ended
                                                  --------------------------
                                                  December 28,  December 30,
    (In thousands)                                        1996          1995
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  4,300      $  3,052
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Minority interest expense                        251           248
          Depreciation and amortization                  5,160         5,006
          Increase in deferred income taxes              2,749         1,793
          Changes in current accounts:
            Restricted funds                           (14,252)      (15,160)
            Accounts receivable and unbilled
              revenues                                   6,233         5,199
            Inventories                                 (1,684)          366
            Other current assets                           497          (167)
            Accounts payable                             1,213         2,260
            Lease obligations payable                    3,808         3,808
            Due (to) from parent company                  (650)          331
            Other current liabilities                      (51)        1,512
                                                      --------      --------
    Net cash provided by operating activities            7,574         8,248
                                                      --------      --------
    Investing Activities:
      Funding of long-term restricted funds             (2,133)         (160)
      Increase in other deferred items                   1,633             -
      Increase in other assets                               -        (3,000)
      Purchases of property, plant and equipment        (6,570)       (4,306)
                                                      --------      --------
    Net cash used in investing activities               (7,070)       (7,466)
                                                      --------      --------
    Financing Activities:
      Net proceeds from issuance of Company
        common stock                                       65            109
      Distribution to minority partner                   (487)          (120)
                                                     --------       --------
    Net cash used in financing activities                (422)           (11)
                                                     --------       --------
    Increase in Cash and Cash Equivalents                  82            771
    Cash and Cash Equivalents at Beginning of Period   63,238         49,159
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 63,320       $ 49,930
                                                     ========       ========

    Conversion of noninterest-bearing subordinated
      convertible debentures                         $  9,522       $      -


    The accompanying notes are an integral part of these consolidated financial statements.
                                        5PAGE

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements

    1. General

        The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at December 28, 1996, the results of operations for the three-month periods ended December 28, 1996 and December 30, 1995, and the cash flows for the three-month periods ended December 28, 1996 and December 30, 1995. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 28, 1996, filed with the Securities and Exchange Commission.

    2.  Subsequent Event

        On January 17, 1997, the Company, through its wholly owned subsidiary, Thermo Trilogy Corporation, acquired substantially all of the assets of biosys, inc., a biopesticide company, for approximately $11.2 million in cash. The acquisition will be accounted for using the purchase method of accounting and its results of operations will be included in the financial statements of the Company from the date of acquisition. The aggregate cost of this acquisition approximated the fair market value of the net assets acquired.


    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.
                                        6PAGE

                            THERMO ECOTEK CORPORATION

    Overview

        The Company earns revenues primarily from the operation of independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies). Each Operating Company sells power under a long-term power-sales agreement. The profitability of operating the Company's facilities depends on the price received for power under the power-sales agreements with power purchasers, on plant performance or availability, on the degree to which utilities exercise curtailment rights granted under power-sales agreements, and on the fuel, operating, and maintenance costs for the facilities.

        Curtailment rights allow a utility to require an Operating Company to curtail power output up to pre-established annual levels during periods of low system demand. A utility commonly experiences low system demand when hydroelectric power is available, generally following periods of heavy rain or snow. The contractually allowable maximum for such curtailment at each of the Company's Woodland and Mendota plants is 1,000 hours per calendar year, which was reached in calendar 1995 and 1996. The Woodland and Mendota plants each experienced approximately 111 hours of curtailment from October through December 1996, and expect to experience curtailment during the remainder of fiscal 1997.

        The Company earns a disproportionately high share of its income in May to October due to the rate structures under the power-sales agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Company has historically operated at a loss or marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Company's profitability is also dependent on the amount of development expenses that it incurs.

        The Company is expanding beyond biomass power generation into other environmentally responsible products and processes. Thermo Trilogy Corporation (Thermo Trilogy), a wholly owned subsidiary, develops, manufactures, and markets environmentally friendly products used for pest control. Derived from seeds of the tropical neem tree and specially-developed microbials, these biopesticides safely and effectively control insects, fungi, and mites on numerous crops. The Company has also entered the field of engineered clean fuels through a partnership agreement with KFx Inc. (KFx). The Company is committed to provide approximately $48 million for the design, construction, and operation of the first full-scale coal-beneficiation facility to use a patented "clean coal" technology (K-Fuel technology). Once completed, the Gillette, Wyoming, facility will use the K-Fuel technology to transform high-moisture, low-energy coal into a low-moisture, high-energy, solid fuel.

        The Company plans to expand its operations into international markets and has begun business development efforts in India, Italy, and the Czech Republic. The Company expects the cost of business development efforts to increase as it expands into these markets due to increased complexity inherent in foreign development. In addition, the amount of cash required to fund equity investments is expected to increase due to the financing requirements of lenders in foreign markets.

                                        7PAGE

                            THERMO ECOTEK CORPORATION

    Results of Operations

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996

        Revenues in the first quarter of fiscal 1997 were $38.5 million, compared with $34.3 million in the first quarter of fiscal 1996, an increase of $4.2 million, or 12.3%. The increase was primarily due to higher contractual energy rates at all of the Company's facilities, except the Hemphill plant, as well as the inclusion of $0.9 million in revenues from Thermo Trilogy, acquired in May 1996. Pursuant to the Company's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in calendar 1998.

        The gross profit margin increased to 32% in the first quarter of fiscal 1997, compared with 29% in the first quarter of fiscal 1996. The improvement results primarily from the effect of higher revenues.

        The Company's plants have power-sales agreements under which utilities presently purchase power at fixed rates. Certain of these arrangements contain provisions under which the utilities will convert from fixed rates to "avoided-cost" rates at specified dates. Avoided-cost rates are currently substantially less than the Operating Companies' fixed rates. The Woodland plant, which converts to avoided-cost rates in March 2000, has conditions in its nonrecourse lease agreement that require the funding of a "power reserve" in years prior to 2000, based on projections of operating cash flow shortfalls in 2000 and thereafter. The power reserve represents funds available to make lease payments in the event that revenues are not sufficient after the plant converts to avoided-cost rates.

        Although it is difficult to predict future levels of avoided costs, based on current estimates, avoided costs are expected to be lower in 2000 than the rates currently being paid. If the Woodland plant were to operate at projected avoided-cost levels, substantial losses would result, primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, under such circumstances the Company would either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. In November 1996, the Company began to record as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Although the Company recorded $1.0 million of operating income from Woodland during the quarter, the Company does not expect to record additional operating income at Woodland during fiscal 1997 and thereafter. The Woodland plant contributed operating income of $1.5 million in the first quarter of fiscal 1996 and $5.1 million in the full fiscal year of 1996.

        The resolution of the rate order renegotiations with Public Service Company of New Hampshire (PSNH) is still pending. In January 1997, PSNH's parent company, Northeast Utilities, disclosed in a filing with the Securities and Exchange Commission that if a proposed restructuring plan of the New Hampshire electric utility industry is adopted, PSNH could

                                        8PAGE

                            THERMO ECOTEK CORPORATION

    First Quarter Fiscal 1997 Compared With First Quarter Fiscal 1996
    (continued)

    default on certain financial obligations and seek bankruptcy protection. The effect of a PSNH bankruptcy on the Company's current rate orders for its two New Hampshire plants is uncertain.

        During the first quarter of fiscal 1997, a fire occurred at the Company's Gillette, Wyoming, coal-beneficiation facility that is currently under construction. Damage from the fire was restricted to an oil heater and auxiliary oil storage tank and is unrelated to the plant's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds. As a result of the fire, expected commercial operation of the facility will be delayed until the second half of fiscal 1997.

        General and administrative expenses as a percentage of revenues were 7.3% in the first quarter of fiscal 1997, compared with 7.1% in the first quarter of fiscal 1996. The change results primarily from the inclusion of higher general and administrative expenses as a percentage of revenues at Thermo Trilogy.

        Interest income increased to $1.4 million in the first quarter of fiscal 1997 from $1.3 million in the first quarter of fiscal 1996, primarily due to interest income earned on invested proceeds from the Company's March 1996 issuance of noninterest-bearing subordinated convertible debentures, net of funds expended for the construction of the Gillette, Wyoming, coal-beneficiation facility.

        Interest expense decreased to $3.5 million in the first quarter of fiscal 1997 from $3.8 million in the first quarter of fiscal 1996, primarily due to lower outstanding debt related to the Company's Delano and Mendota plants.

        The effective tax rates were 38% and 35% in the first quarter of fiscal 1997 and 1996, respectively. The rates in both years reflect the effect of state income taxes, offset in part by the exclusion of income taxed directly to minority partners. The effective tax rate in fiscal 1996 also reflects the benefit of tax credits and loss carryforwards as a result of the resolution of certain tax contingencies.

        Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company.

    Liquidity and Capital Resources

        Working capital increased to $81.2 million at December 28, 1996 from $76.2 million at September 28, 1996. The Company had cash, cash equivalents, and current restricted funds of $96.5 million at December 28, 1996, compared with $82.2 million at September 28, 1996. At December 28, 1996, current restricted funds held in trust pursuant to certain lease and debt agreements totaled $33.2 million. The use of cash and cash equivalents of $12.9 million and $7.6 million at December 28, 1996 and September 28, 1996, respectively, was also restricted by the terms of

                                        9PAGE

                            THERMO ECOTEK CORPORATION
    certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Until such time, if ever, as projections of avoided costs change, all cash flows from the Woodland Operating Company, other than cash distributed to the Company for taxes on the income of the Operating Company, will be restricted from distribution to the Company. During the first quarter of fiscal 1997, the Company's operating activities provided cash and restricted funds of $21.8 million. A seasonal decrease in accounts receivable and unbilled revenues provided cash of $6.2 million, while an increase in lease obligations payable due to semiannual payment requirements contributed cash of $3.8 million during the first quarter of fiscal 1997.

        During the first quarter of fiscal 1997, the Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $6.0 million for the construction of a coal-beneficiation facility near Gillette, Wyoming, and $0.6 million on the purchase of other property, plant, and equipment. The Company is committed to fund approximately an additional $5.0 million to complete the construction of the coal-beneficiation facility during the remainder of fiscal 1997. In January 1997, the Company purchased an additional 1,250,000 shares of KFx common stock for $2.5 million in cash, bringing its total equity interest in KFx to approximately 18%. During the first quarter of fiscal 1997, the Company distributed $0.5 million to a minority partner of one of its Operating Companies.

        In January 1997, the Company, through its wholly owned subsidiary, Thermo Trilogy Corporation, acquired substantially all of the assets of biosys, inc., a biopesticide company, for approximately $11.2 million in cash.

        The Company is committed to contribute $15 million for a minority interest in a 185-megawatt combined cycle, steam-turbine electric-generation facility located in Puerta Plata, Dominican Republic. Funding is expected to occur during calendar 1997, assuming certain conditions are met.

         Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant amounts of funds from time to time to meet project development requirements, including the funding of equity investments. As the Company acquires, invests in, or develops future plants or technologies, the Company expects to finance them with nonrecourse debt and to fund equity contributions through internal funds, raising additional equity, or through borrowings from third parties or Thermo Electron Corporation (Thermo Electron). While Thermo Electron has expressed its willingness to provide funds to the Company to help finance the Company's equity investments in future projects, the Company has no agreements with Thermo Electron that assure funds will be available on acceptable terms, or at all.

                                       10PAGE

                            THERMO ECOTEK CORPORATION

    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



























                                       11PAGE

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 3rd day of February 1997.

                                              THERMO ECOTEK CORPORATION



                                              Paul Kelleher
                                              -------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              -------------------------
                                              John N. Hatsopoulos
                                              Vice President and
                                              Chief Financial Officer



















                                       12PAGE

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

       2 Asset Purchase Agreement among Thermo Trilogy Corporation, biosys, inc., Crop Genetics International Corporation, and Agridyne Technologies, Inc. dated December 24, 1996 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 31, 1997 [File No. 1-3572]) and incorporated herein by reference.

      11         Statement re: Computation of earnings per share.

      27         Financial Data Schedule.