Form 10-K/A
period 1996-09-28
THERMO ECOTEK CORP
filed 1997-02-19
CIK 864960

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                 __________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K
(mark one)
 X
___ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 28, 1996

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

Registrant's telephone number, including area code: (617) 370-1500

          Securities registered pursuant to Section 12(b) of the Act:

              Title of each class       Name of Exchange on which registered
         ----------------------------   ------------------------------------
         Common Stock, $.10 par value          American Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes X No
                               ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 24, 1997, was approximately $67,238,430.

As of January 24, 1997, the Registrant had 25,013,860 shares of Common Stock outstanding.

Thermo Ecotek Corporation Amendment No. 2 on Form 10K/A to Annual Report on Form 10-K for the fiscal year ended September 28, 1996



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Fiscal 1996 Annual Report to Shareholders for the year ended September 28, 1996, are incorporated by reference into Parts I and II.

        Part III, Item 10.              Directors and Executive
                                        Officers of the Registrant.
                                        --------------------------

        Part III, Item 11.              Executive Compensation.
                                        ----------------------

        Part III, Item 12.              Security Ownership of Certain
                                        Beneficial Owners and Management.
                                        --------------------------------

        Part III, Item 13.              Certain Relationships and Transactions.
                                        --------------------------------------

        Items 10, 11, 12 and 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1996 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.

                                  SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed by the undersigned, duly authorized representative.


                                                THERMO ECOTEK CORPORATION


                                                By:
                                                   ------------------------
                                                      Jonathan W. Painter
                                                         Treasurer

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

--------------------------------------------------------------------------------
JERRY P. DAVIS               Mr. Davis, 63, has been a Director of the
                             Corporation since its inception in 1989.  He also
                             served as the Chairman of the Board of the
                             Corporation from February 1994 to January 1997,
                             and as the Corporation's President and Chief
                             Executive Officer from 1989 until February 1994.
                             Mr. Davis was a Vice President of Thermo Electron
                             from January 1986 through December 1996.
--------------------------------------------------------------------------------
GEORGE N. HATSOPOULOS        Dr. Hatsopoulos, 70, has been a Director of the
                             Corporation since its inception in 1989.  Dr.
                             Hatsopoulos has been the Chairman of the Board and
                             Chief Executive Officer of Thermo Electron since
                             1956. He also served as the President of Thermo
                             Electron from 1956 until January 1997. Dr.
                             Hatsopoulos is also a director of Thermedics Inc.,
                             Thermo Electron, Thermo Fibertek Inc., Thermo
                             Instrument Systems Inc., Thermo Optek Corporation,
                             ThermoQuest Corporation and ThermoTrex
                             Corporation.  Dr. Hatsopoulos is the brother of
                             Mr. John N. Hatsopoulos, a Director, Vice
                             President and Chief Financial Officer of  the
                             Corporation.
--------------------------------------------------------------------------------
JOHN N. HATSOPOULOS          Mr. Hatsopoulos, 62, has been a Director of the
                             Corporation since 1990 and its Vice President and
                             Chief Financial Officer since its inception in
                             1989. Mr. Hatsopoulos has been the President of
                             Thermo Electron since January 1, 1997, and its
                             Chief Financial Officer  since 1988.  Prior to his
                             appointment as President of Thermo Electron, he
                             served as an Executive Vice President since 1986.
                             Mr. Hatsopoulos is also a director of  Thermedics
                             Inc., Thermo Fibergen Inc., Thermo Fibertek Inc.,
                             Thermo Instrument Systems Inc., Thermo TerraTech
                             Inc. and ThermoTrex Corporation. Mr. Hatsopoulos
                             is the brother of Dr. George N. Hatsopoulos, a
                             Director of the Corporation.
--------------------------------------------------------------------------------
BRIAN D. HOLT                Mr. Holt, 48, has been a Director of the
                             Corporation since January 1995, and President and
                             Chief Executive Officer of the Corporation since
                             February 1994.  For more than five years prior to
                             his appointment as an officer of the Corporation,
                             he was President and Chief Executive Officer of
                             Pacific Generation Company, a financier, builder,
                             owner and operator of independent power
                             facilities.  Mr. Holt is also a director of KFX
                             Inc.
--------------------------------------------------------------------------------
FRANK JUNGERS                Mr. Jungers, 70, has been a Director the
                             Corporation since its inception in 1989 and its
                             Chairman of the Board effective as of January 1,
                             1997.  Mr. Jungers has been a consultant on
                             business and energy matters since 1977.  Mr.
                             Jungers was employed by the Arabian American Oil
                             Company from 1974 through 1977 as Chairman and
                             Chief Executive Officer.  Mr. Jungers is also a
                             director of The AES Corporation, Donaldson, Lufkin
                             & Jenrette, Georgia-Pacific Corporation, Thermo
                             Electron and ThermoQuest Corporation.
--------------------------------------------------------------------------------
WILLIAM A. RAINVILLE         Mr. Rainville, 54, has been a Director of the
                             Corporation since November 1995. He has been
                             President and Chief Executive Officer of Thermo
                             Fibertek Inc., a majority owned subsidiary of
                             Thermo Electron that develops and manufactures
                             equipment and products for the paper making and
                             paper recycling industries, since its inception in
                             1991, and a Senior Vice President of Thermo
                             Electron since March 1993 and a Vice President of
                             Thermo Electron from 1986 to 1993. From 1984 until
                             January 1993, Mr. Rainville was the President and
                             Chief Executive Officer of Thermo Electron Web
                             Systems Inc., a subsidiary of Thermo Fibertek Inc.
                             Mr. Rainville is also a director of Thermo Fibergen
                             Inc., Thermo Fibertek Inc., Thermo Remediation Inc.
                             and Thermo TerraTech Inc.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
SUSAN F. TIERNEY             Dr. Tierney, 45,  has been a Director of the
                             Corporation since March 1996.  Dr. Tierney is a
                             Managing Consultant with the Economics Research
                             Group.  From March 1993 to May 1993, Dr. Tierney
                             was a consultant for the U.S. Department of
                             Energy, and from May 1993 to July 1995, she served
                             as Assistant Secretary for Policy for the U.S.
                             Department of Energy.  Prior to that appointment,
                             Dr. Tierney served as Secretary of Environmental
                             Affairs for the Commonwealth of Massachusetts from
                             1988 to January 1991.
--------------------------------------------------------------------------------

COMMITTEES OF THE BOARD OF DIRECTORS AND MEETINGS

     The Board of Directors has established an Audit Committee and a Human Resources Committee, each consisting solely of outside Directors. The present members of the Audit Committee are Dr. Tierney (Chairman) and Mr. Jungers. The Audit Committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the Human Resources Committee are Mr. Jungers (Chairman) and Dr. Tierney. The Human Resources Committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock plans. The Corporation does not have a nominating committee of the Board of Directors. The Board of Directors met six times, the Audit Committee met three times and the Human Resources Committee met four times, during fiscal 1996. Each Director attended at least 75% of all meetings of the Board of Directors and Committees on which he or she served held during fiscal 1996.

COMPENSATION OF DIRECTORS

     CASH COMPENSATION

     Directors who are not employees of the Corporation, of Thermo Electron or any other companies affiliated with Thermo Electron (also referred to as "outside Directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the Board of Directors and $500 per day for participating in meetings of the Board of Directors held by means of conference telephone and for participating in certain meetings of committees of
the Board of Directors.   Payment of outside Directors' fees is made quarterly.
Mr. Davis, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt and Mr. Rainville are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as Directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

     DEFERRED COMPENSATION PLAN FOR DIRECTORS

     Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a Director has the right to defer receipt of his or her cash fees until he or she ceases to serve as a Director, dies or retires from his or her principal occupation. In the event of a change in control or proposed change in control of the Corporation that is not approved by the Board of Directors, deferred amounts become payable immediately. Amounts so deferred are valued on the date of deferral as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 25,000 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of December 28, 1996, 666.08 deferred units were accumulated under the Deferred Compensation Plan.

     DIRECTORS STOCK OPTION PLAN

     The Corporation has adopted a directors stock option plan (the "Directors Plan"), amended in 1994, providing for the grant of stock options to purchase shares of Common Stock to outside Directors as additional compensation for their services as directors. The Directors Plan provides for the grant of stock options upon an outside Director's initial appointment and awards options to purchase 1,000 shares annually to outside Directors.

     Under the Directors Plan, an outside Director who was appointed prior to December 31, 1994 automatically was granted an option to purchase 36,000 shares of Common Stock upon his or her initial appointment as a Director. These options are presently exercisable and expire on the seventh anniversary of the date of grant. However, the shares acquired upon exercise are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a Director of the Corporation or any other Thermo Electron company, which repurchase right lapses ratably over a five-year period. Pursuant to the amendments adopted in 1994, the size of this initial grant was reduced and eventually discontinued effective as of January 1, 1997. Under this provision of the amended plan, Ms. Tierney was granted an option to purchase 7,200 shares of Common Stock upon her election as a Director in March 1996. This option is presently exercisable and expires on the fifth anniversary of the date of grant. Shares acquired upon exercise of this option would be subject to repurchase by the Corporation at the exercise price if the recipient ceased to serve as a Director of the Corporation or any other Thermo Electron company, which repurchase right lapses in its entirety on the first anniversary of the grant date.

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

STOCK OWNERSHIP POLICIES FOR DIRECTORS

     During fiscal 1996, the Human Resources Committee of the Board of Directors (the "Committee") established a stock holding policy for Directors. The stock holding policy requires each Director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level by the 1998 Annual Meeting of Stockholders. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996. The stock holding policy specifies an appropriate level of ownership of the Corporation's Common Stock as a multiple of the officer's compensation. For the chief executive officer, the multiple is one times his base salary and reference bonus for the calendar year. For all other executive officers, the multiple is one times the officers' base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period.

    In addition, the Committee adopted a policy requiring Directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, Directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers. Under this policy, the executive officers are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

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

                                           THERMO ECOTEK   THERMO ELECTRON
              NAME (1)                    CORPORATION (2)  CORPORATION (3)
              --------                    ---------------  ---------------
Thermo
Electron Corporation (4).........       20,459,515              N/A
Brian D. Chatlosh.......................           41,250           20,594
Jerry P. Davis..........................          212,970           86,621
Floyd M. Gent...........................           63,079           30,522
George N. Hatsopoulos...................           25,575        3,538,079
John N. Hatsopoulos.....................           35,569          556,768
Brian D. Holt...........................          150,000          164,591
Frank Jungers...........................           41,850          245,854
Robert P. Nordstrom.....................           79,180           25,638
Parimal  S. Patel.......................          155,815           54,538
William A. Rainville....................            6,000          253,006
Susan F. Tierney........................            9,366                0
All Directors and current executive
officers as a group (14 persons)........         945,551         5,149,511

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron beneficially owned consist of shares owned by the indicated person, and all share ownership includes sole voting and investment power.


(2) The shares of Common Stock shown in the table reflect a three-for-two stock split distributed in October 1996 in the form of a 50% stock dividend. Shares of the Common Stock beneficially owned by each Director and executive officer and by all Directors and executive officers as a group exclude 20,459,515 shares beneficially owned by Thermo Electron, as to which shares each Director and executive officer and all members of such group disclaim beneficial ownership. Shares beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Nordstrom, Mr. Patel, Mr. Rainville, Dr. Tierney and all Directors and executive officers as a group include 41,250, 180,000, 60,000, 15,000, 13,257, 150,000, 37,500, 72,000, 135,000, 6,000,
     8,700 and 839,907 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares of the Common Stock beneficially owned by Dr. Tierney and all Directors and executive officers as a group include 666 full shares allocated through December 28, 1996, to Dr. Tierney's account maintained pursuant to the Corporation's deferred compensation plan for directors. Shares beneficially owned by Mr. Jungers include 300 shares held by Mr. Jungers' spouse. No Director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of December 28, 1996; all Directors and executive officers as a group beneficially owned 3.7% of the Common Stock outstanding as of such date.

(3) The shares of common stock of Thermo Electron shown in the table reflect a three-for-two split of such stock distributed in June 1996 in the form of a 50% stock dividend. Shares beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Nordstrom, Mr. Patel, Mr. Rainville and all Directors and executive officers as a group include 19,650, 31,724, 30,000, 1,499,500, 429,685,
     163,900, 9,375, 19,275, 27,224, 205,648 and 2,557,105 shares, respectively, that such person or group has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Davis, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and all Directors and executive officers as a group include 1,614, 2,164, 1,934 and 7,189 full shares, respectively, allocated to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its asets were, as of December 28, 1996, executive officers of Thermo Electron. Shares of the common stock of Thermo Electron beneficially owned by Mr. Jungers and all Directors and executive officers as a group include 80,427 full shares allocated through December 28, 1996, to Mr. Junger's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 89,601 shares held by Dr. G. Hatsopoulos' spouse, 168,750 shares held by a QTIP Trust of which

     Dr. G. Hatsopoulos' spouse is the trustee and 39,937 shares held by a family trust of which Dr. G. Hatsopoulos' spouse is the trustee, and 153 shares allocated to the account of G. Hatsopoulos' spouse maintained pursuant to Thermo Electron's employee stock ownership plan. Shares beneficially owned by Dr. G. Hatsopoulos also include 50,000 and 10,800 shares that a family trust, of which Dr. G. Hatsopoulos' spouse is the trustee, and Dr. G. Hatsopoulos' spouse, respectively, has the right to acquire within 60 days of December 28, 1996 through the exercise of stock options. Shares beneficially owned by Mr. Jungers include 91,827 shares held by a trust for Mr. Jungers and 4,500 shares held by Mr. Jungers' spouse. As of December 28, 1996, no director or executive officer beneficially owned more than 1% of the Thermo Electron common stock outstanding as of December 28, 1996, other then Dr. G. Hatsopoulos, who beneficially owned 2.3% of such common stock; all directors and executive officers as a group beneficially owned approximately 3.4% of the Thermo Electron common stock outstanding as of December 28, 1996.

(4) Thermo Electron owned 82% of the Common Stock outstanding as of December 28, 1996. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02254-9046. As of December 28, 1996, Thermo Electron had the power to elect all of the members of the Corporation's Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's Directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such person were complied with during fiscal 1996, except in the following instances. As reported in last year's proxy statement, the Form 3 for Mr. William A. Rainville, a Director of the Corporation, originally due on December 8, 1995, was filed 22 days late. In addition, Thermo Electron, the Corporation's parent company, filed five Forms 4 late, by periods ranging from eight to 74 days, reporting 31 open market purchases and eight transactions involving the exercise of employee stock options.

                            EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and four other most highly compensated executive officers (the "named executive officers") for the last full fiscal year from October 1, 1995 to September 28, 1996 ("fiscal 1996"), for the nine-month period from January 1, 1995 to September 30, 1995 ("fiscal 1995"), reflecting a change in the Corporation's fiscal year-end to the 52 or 53 week period ending on the Saturday nearest September 30, and for the preceding full fiscal year from January 2, 1994 to December 31, 1994 ("fiscal 1994").

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

                          Summary Compensation Table

--------------------------------------------------------------------------------

                                                                                     LONG TERM
                                                                                    COMPENSATION
                                                                                     SECURITIES
                                                                                     UNDERLYING
                                                                                       OPTIONS
      NAME AND PRINCIPAL                  FISCAL    ANNUAL COMPENSATION          (NO. OF SHARES AND      ALL OTHER
           POSITION                        YEAR     SALARY         BONUS             COMPANY) (3)      COMPENSATION (4)
           --------                        ----     ------         -----            -------------      ---------------
Brian D. Holt (5)                         1996     $153,400       $106,400 (2)      150  (TMO)                   $360
Chief Executive Officer and President                                             2,000  (TBA)
                                                                                  2,000  (TFG)
                                                                                  5,000  (TLZ)
                                                                                  2,000  (TLT)
                                                                                  6,000  (TOC)
                                                                                  6,000  (TMQ)
                                                                                  2,000  (TSR)
                                                                                  4,000  (TXM)
                                          1995     $109,200 (1)    $72,000       15,000  (TMO)                     --
                                          1994     $128,333        $64,000      150,000  (TCK)                     --
                                                                                123,750  (TMO)
-----------------------------------------------------------------------------------------------------------------------
Parimal  S. Patel                         1996     $167,000        $61,400 (2)   17,850  (TMO)                 $6,750
 Executive Vice President,                1995     $125,250 (1)    $85,000        2,850  (TMO)                 $6,750
  Project Finance                         1994     $161,000        $67,000        3,150  (TMO)                 $6,750
-----------------------------------------------------------------------------------------------------------------------
Floyd M. Gent (6)                         1996     $130,000        $47,000 (2)    7,500  (TMO)                 $7,866
 Vice President, Asset Management         1995      $97,500 (1)    $44,000           --                            --
-----------------------------------------------------------------------------------------------------------------------
Robert P. Nordstrom (7)                   1996     $113,375       $36,500 (2)     15,900 (TMO)                  6,310
 Vice President, Business
  Development-Asia
-----------------------------------------------------------------------------------------------------------------------
Brian Chatlosh (8)                        1996     $107,625       $37,000 (2)    15,000  (TCK)                 $5,526
 Vice President, Business Development                                            15,150  (TMO)
-----------------------------------------------------------------------------------------------------------------------

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

(3) The shares of Common Stock of the Corporation and common stock of Thermo Electron shown in the table reflect three-for-two stock splits distributed in October 1996 and June 1996, respectively, each in the form of a 50% stock dividend. Mr. Holt was appointed a Vice President of Thermo Electron in March 1996 and has been granted options to purchase common stock of Thermo Electron since that date. These options are not reported in the table as they were granted for service in a capacity other than in his capacity as the chief executive officer of the Corporation. In addition to receiving options to purchase Common Stock of the Corporation (designated in the table as TCK), the named executive officers, including Mr. Holt, have been granted options to purchase common stock of Thermo Electron Corporation and certain of its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as
     TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as
     TMQ), Thermo Sentron Inc. (designated in the table as TSR) and Trex Medical Corporation (designated in the table as TXM).

(4) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.

(5) Mr. Holt was appointed Chief Executive Officer in February 1994 and Vice President of Thermo Electron in March 1996. Mr. Holt has also been responsible for certain operations of Thermo Electron since the commencement of his employment in February 1994, and a portion of his annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron in each of the last three fiscal years for the time he devoted to these responsibilities. The annual cash compensation (salary and bonus) reported in the table for Mr. Holt represents the amount paid by the Corporation and all other sources for Mr. Holt's services as its chief executive officer. For each of calendar 1996, 1995, 1994, approximately 80% of Mr. Holt's salary earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services as chief executive officer. For calendar 1996, 1995 and 1994, approximately 46%, 80% and 80%, respectively, of Mr. Holt's total bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his performance as the Corporation's chief executive officer.

(6) Mr. Gent did not meet the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules in fiscal 1994. The bonus reported in the table for fiscal 1996 represents the bonus paid by the Corporation for service by Mr. Gent in his capacity as an officer of the Corporation.

(7) Mr. Nordstrom was appointed Vice President, Business Development - Asia effective as of January 1, 1996.

(8) Mr. Chatlosh was appointed Vice President, Business Development effective as of January 1, 1996. The bonus reported in the table for fiscal 1996 represents the bonus paid by the Corporation for service by Mr. Chatlosh in his capacity as an officer of the Corporation.

STOCK OPTIONS GRANTED DURING FISCAL 1996

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

                          OPTION GRANTS IN FISCAL 1996

------------------------------------------------------------------------------------------------------------
                                            PERCENT OF
                                               TOTAL
                                              OPTIONS                                 POTENTIAL REALIZABLE
                            NUMBER OF       GRANTED TO        EXERCISE                  VALUE AT ASSUMED
                           SECURITIES        EMPLOYEES         PRICE                 ANNUAL RATES OF STOCK
                       UNDERLYING OPTIONS    IN FISCAL          PER     EXPIRATION   PRICE APPRECIATION FOR
        NAME               GRANTED (1)         YEAR            SHARE       DATE         OPTION TERM (2)
        ----               -----------         ----            -----       ----         ---------------
                                                                                         5%          10%
                                                                                         --          ---
Brian D. Holt........        150 (TMO)          0.01%  (3)    $42.79     5/22/99     $1,011       $2,124
                           2,000 (TBA)           0.2%  (3)    $10.00     3/11/08    $15,920      $42,760
                           2,000 (TFG)           0.4%  (3)    $10.00     9/12/08    $15,920      $42,760
                           5,000 (TLZ)           1.1%  (3)    $22.75    11/28/07    $90,550     $243,250
                           2,000 (TLT)           0.6%  (3)    $10.00     3/11/08    $15,920      $42,760
                           6,000 (TOC)           0.2%  (3)    $12.00      4/9/08    $57,300     $153,960
                           6,000 (TMQ)           0.2%  (3)    $13.00     3/11/08    $62,100     $166,800
                           2,000 (TSR)           0.4%  (3)    $14.00     3/11/08    $22,280      $59,880
                           4,000 (TXM)           0.2%  (3)    $11.00     3/11/08    $35,000      $94,080
---------------------------------------------------------------------------------------------------------
Parimal S. Patel.....     15,000 (TMO)           0.9%  (3)    $32.60    11/28/07   $389,100   $1,045,650
                           2,850 (TMO)           0.2%  (3)    $42.79     5/22/99    $19,209      $40,356
---------------------------------------------------------------------------------------------------------
Floyd M. Gent........      7,500 (TMO)           0.5%  (3)    $32.60    11/28/02    $99,525     $231,975
---------------------------------------------------------------------------------------------------------
Robert P.                 15,000 (TMO)           0.9%  (3)    $32.60    11/28/07   $389,100   $1,045,650
Nordstrom............        900 (TMO)           0.1%  (3)    $42.79     5/22/99     $6,066      $12,744
---------------------------------------------------------------------------------------------------------
Brian Chatlosh.......     15,000 (TCK)           5.0%         $10.18    11/28/07   $121,500     $326,550
                          15,000 (TMO)           0.9%  (3)    $32.60    11/28/02   $389,100   $1,045,650
                             150 (TMO)           0.0%  (3)    $42.79     5/22/99     $1,011       $2,124
---------------------------------------------------------------------------------------------------------

(1) All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five-to-ten-year period, depending on the option term, which may vary from seven to twelve years, provided the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.

(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.

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

  Aggregated Option Exercises In Fiscal 1996 And Fiscal 1996 Year-End Option
                                    Values

------------------------------------------------------------------------------------------------------
                                                                    NO. OF UNEXERCISED
                                            SHARES                   OPTIONS AT FISCAL       VALUE OF
                                           ACQUIRED                      YEAR-END          UNEXERCISED
                                              ON         VALUE         (EXERCISABLE/       IN-THE-MONEY
        NAME                COMPANY        EXERCISE     REALIZED    UNEXERCISABLE) (1)       OPTIONS
        ----                -------        --------     --------    ------------------       -------
Brian D. Holt  (2)     Thermo Ecotek          --           --      150,000    /0        $1,400,550  /--
                       Thermo Electron        --           --      138,900    /0 (3)    $2,718,545  /--
                       Thermo BioAnalysis     --           --        2,000    /0            $7,750  /--
                       Thermo Fibergen        --           --        2,000    /0            $5,250  /--
                       ThermoLase             --           --        5,000    /0            $3,125  /--
                       ThermoLyte             --           --           0/    2,000           --/0  (4)
                       Thermo Optek           --           --        6,000    /0           $18,000  /--
                       ThermoQuest            --           --        6,000    /0            $3,000  /--
                       Thermo Sentron         --           --        2,000    /0                $0  /--
                       Trex Medical           --           --        4,000    /0           $37,000  /--
--------------------------------------------------------------------------------------------------------
Parimal S. Patel       Thermo Ecotek      52,500     $586,268      135,000    /0        $1,451,296  /--
                       Thermo Electron        --           --       27,224    /0 (3)      $318,294  /--
                       Thermo Fibertek        --           --        2,700    /0           $27,338  /--
                       ThermoTrex             --           --        1,080    /0           $34,209  /--
--------------------------------------------------------------------------------------------------------
Floyd M. Gent          Thermo Ecotek          --           --       75,000    /0          $550,020  /--
                       Thermo Electron        --           --       30,000    /0          $515,626  /--
--------------------------------------------------------------------------------------------------------
Robert P. Nordstrom    Thermo Ecotek      30,000     $335,010       72,000    /0          $714,024  /--
                       Thermo Electron        --           --       19,275    /0 (3)      $199,802  /--
                       Thermo Fibertek        --           --        4,500    /0           $45,563  /--
--------------------------------------------------------------------------------------------------------
Brian Chatlosh         Thermo Ecotek          --           --       41,250    /0          $321,064  /--
                       Thermo Electron        --           --       19,650    /0          $208,088  /--
--------------------------------------------------------------------------------------------------------

(1) The shares of common stock shown in the table have been adjusted to reflect three-for-two stock splits, each in the form of a 50% stock dividend, distributed by the Corporation in October 1996, by Thermo Electron in June 1996, and by Thermo Fibertek Inc. in June 1996. All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte Corporation (designated in the table as TLT), which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a five- to ten-year period, depending on the option term, which may vary from seven to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.

(2) As a Vice President of Thermo Electron, Mr. Holt also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.

(3) Options to purchase 67,500, 15,000 and 15,000 shares of the common stock of Thermo Electron granted to Mr. Holt, Mr. Patel and Mr. Nordstrom, respectively, are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.

(4) No public market existed for the shares as of December 28, 1996. Accordingly, no value in excess of the exercise price has been attributed to those options.

                          RELATIONSHIP WITH AFFILIATES

THE THERMO ELECTRON CORPORATE CHARTER

     Thermo Electron has adopted a strategy of selling a minority interest in subsidiary companies to outside investors as an important tool in its future development. As part of this strategy, Thermo Electron and certain of its subsidiaries have created several privately and publicly held subsidiaries, including the Corporation. From time to time, Thermo Electron and its subsidiaries will create other majority-owned subsidiaries as part of its spinout strategy. (The Corporation and the other Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries.")

     Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries has adopted the Thermo Electron Corporate Charter (the "Charter") to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly,
(2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

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

     The Charter presently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Corporation, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. However, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

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