Form 10-Q
period 1997-03-29
THERMO ECOTEK CORP
filed 1997-05-05
CIK 864960

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended March 29, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at April 25, 1997
         ----------------------------     ------------------------------
         Common Stock, $.10 par value                 24,475,510
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    March 29,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 47,427       $ 63,238
      Restricted funds                                 12,360         18,936
      Accounts receivable and unbilled revenues        23,081         28,061
      Inventories                                      17,033         11,299
      Prepaid income taxes and other current
        assets                                          5,617          4,953
                                                     --------       --------
                                                      105,518        126,487
                                                     --------       --------

    Property, Plant, and Equipment, at Cost           319,492        309,384
      Less: Accumulated depreciation and
            amortization                               55,990         46,618
                                                     --------       --------
                                                      263,502        262,766
                                                     --------       --------
    Due from Parent Company                            13,551         12,116
                                                     --------       --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $8,504 and $6,004)                            17,004         20,254
                                                     --------       --------
    Restricted Funds                                   16,427         14,112
                                                     --------       --------
    Other Assets                                       19,985         13,410
                                                     --------       --------
                                                     $435,987       $449,145
                                                     ========       ========




                                        2PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                    March 29,  September 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Current portion of long-term obligations       $ 27,646       $ 24,806
      Accounts payable                                  2,259          1,517
      Lease obligations payable                         1,730          1,812
      Accrued interest                                  2,706          3,159
      Accrued income taxes                              1,858          1,858
      Other accrued expenses                           18,584         15,532
      Due to parent company                               808          1,586
                                                     --------       --------
                                                       55,591         50,270
                                                     --------       --------
    Long-term Obligations:
      Nonrecourse tax-exempt obligations               59,500         77,900
      4% Subordinated convertible debentures,
        due to parent company                          68,500         68,500
      Noninterest-bearing subordinated
        convertible debentures                         21,260         31,727
      Capital lease obligations                        24,872         31,154
                                                     --------       --------
                                                      174,132        209,281
                                                     --------       --------
    Deferred Income Taxes                              43,819         42,633
                                                     --------       --------
    Other Deferred Items                               16,272         13,958
                                                     --------       --------
    Minority Interest                                   3,301          3,316
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.10 par value, 50,000,000
        shares authorized; 25,171,228 and
        16,174,636 shares issued                        2,517          1,617
      Capital in excess of par value                   85,802         74,740
      Retained earnings                                50,300         45,048
      Treasury stock at cost, 58,899 and
        21,413 shares                                    (905)          (481)
      Cumulative translation adjustment                   (27)             -
      Net unrealized gain on available-for-sale
        investments                                     5,185          8,763
                                                     --------       --------
                                                      142,872        129,687
                                                     --------       --------
                                                     $435,987       $449,145
                                                     ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     March 29,    March 30,
    (In thousands except per share amounts)               1997         1996
    -----------------------------------------------------------------------
    Revenues                                           $38,674      $33,505
                                                       -------      -------

    Costs and Operating Expenses:
      Cost of revenues (includes $1,364 and
        $1,647 to related parties)                      28,881       26,560
      Selling, general, and administrative expenses
        (includes $387 and $379 to parent company)       5,650        2,749
                                                       -------      -------
                                                        34,531       29,309
                                                       -------      -------

    Operating Income                                     4,143        4,196

    Interest Income                                        866        1,113
    Interest Expense (includes $685 to parent
      company in fiscal 1997 and 1996)                  (3,107)      (3,621)
                                                       -------       ------

    Income Before Provision for Income Taxes
      and Minority Interest                              1,902        1,688
    Provision for Income Taxes                             609          752
    Minority Interest Expense                              341          327
                                                       -------      -------
    Net Income                                         $   952      $   609
                                                       =======      =======
    Earnings per Share                                 $   .04      $   .02
                                                       =======      =======
    Weighted Average Shares                             27,040       24,466
                                                       =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.




                                        4PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                     March 29,    March 30,
    (In thousands except per share amounts)               1997         1996
    -----------------------------------------------------------------------
    Revenues                                           $77,188      $67,801
                                                       -------      -------

    Costs and Operating Expenses:
      Cost of revenues (includes $2,605 and
        $3,113 to related parties)                      55,135       50,749
      Selling, general, and administrative expenses
        (includes $799 and $835 to parent company)       8,469        5,175
                                                       -------      -------
                                                        63,604       55,924
                                                       -------      -------
    Operating Income                                    13,584       11,877

    Interest Income                                      2,262        2,368
    Interest Expense (includes $1,370 to
      parent company in fiscal 1997 and 1996)           (6,644)      (7,464)
                                                       -------       ------
    Income Before Provision for Income Taxes
      and Minority Interest                              9,202        6,781
    Provision for Income Taxes                           3,358        2,545
    Minority Interest Expense                              592          575
                                                       -------      -------
    Net Income                                         $ 5,252      $ 3,661
                                                       =======      =======

    Earnings per Share:
      Primary                                          $   .19      $   .15
                                                       =======      =======
      Fully diluted                                    $   .16      $   .13
                                                       =======      =======

    Weighted Average Shares:
      Primary                                           27,050       24,100
                                                       =======      =======
      Fully diluted                                     37,877       34,981
                                                       =======      =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        5PAGE

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                         Six Months Ended
                                                      ----------------------
                                                      March 29,    March 30,
    (In thousands)                                         1997         1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                       $  5,252     $  3,661
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Minority interest expense                         592          575
          Depreciation and amortization                  10,439        9,984
          Increase in deferred income taxes               3,358        2,545
          Changes in current accounts, excluding the
            effect of acquisition:
              Restricted funds                            6,576        4,812
              Accounts receivable and unbilled revenues   6,244        4,720
              Inventories                                (2,343)         812
              Other current assets                         (641)      (1,154)
              Accounts payable                              663        4,154
              Lease obligations payable                    (301)         441
              Due to parent company                        (778)          50
              Other current liabilities                    (991)         107
                                                       --------     --------
    Net cash provided by operating activities            28,070       30,707
                                                       --------     --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 2)        (10,865)           -
      Funding of long-term restricted funds              (2,315)      (1,280)
      Increase in other deferred items                    2,555            -
      Increase in other assets                           (2,500)      (3,004)
      Purchases of property, plant, and equipment        (8,190)     (10,672)
                                                       --------     --------
    Net cash used in investing activities               (21,315)     (14,956)
                                                       --------      -------
    Financing Activities:
      Net proceeds from issuance of subordinated
       convertible debentures                                 -       35,942
      Repayment of long-term obligations                (21,842)     (18,946)
      Proceeds from issuance of Company common stock        771          175
      Purchases of Company common stock                    (879)           -
      Distribution to minority partner                     (607)        (707)
                                                       --------     --------
    Net cash provided by (used in) financing activities (22,557)      16,464
                                                       --------     --------
    Exchange Rate Effect on Cash                             (9)           -
                                                       --------     --------
    Increase (Decrease) in Cash and Cash Equivalents    (15,811)      32,215
    Cash and Cash Equivalents at Beginning of Period     63,238       49,159
                                                       --------     --------
    Cash and Cash Equivalents at End of Period         $ 47,427     $ 81,374
                                                       ========     ========
                                        6PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)
                                                         Six Months Ended
                                                      ----------------------
                                                      March 29,    March 30,
    (In thousands)                                         1997         1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company         $ 14,950     $      -
      Cash paid for acquired company                    (11,223)           -
                                                       --------     --------
        Liabilities assumed of acquired company        $  3,727     $      -
                                                       ========     ========
      Conversion of noninterest-bearing subordinated
        convertible debentures                         $ 10,467     $      -
                                                       ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.



                                        7PAGE

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements

    1. General

        The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at March 29, 1997, the results of operations for the three- and six-month periods ended March 29, 1997, and March 30, 1996, and the cash flows for the six-month periods ended March 29, 1997, and March 30, 1996. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 28, 1996, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

    2.  Acquisition

        On January 17, 1997, the Company, through its wholly owned subsidiary, Thermo Trilogy Corporation, acquired substantially all of the assets of biosys, inc. (biosys), a biopesticide company, for $11.2 million in cash. The acquisition has been accounted for using the purchase method of accounting and its results of operations have been included in the financial statements of the Company from the date of acquisition. The aggregate cost of this acquisition approximated the fair market value of the net assets acquired. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment based on finalization of purchase price allocation.

        Based on unaudited data, the following table presents selected financial information for the Company and biosys on a pro forma basis, assuming the companies had been combined since the beginning of fiscal 1996.

                               Three Months Ended        Six Months Ended
                              ---------------------    ---------------------
    (In thousands except     March 29,    March 30,   March 29,   March 30,
    per share amounts)            1997         1996        1997        1996
    ------------------------------------------------------------------------
    Revenues                   $39,080      $40,974     $82,105     $78,525
    Net income (loss)              698       (6,618)     (1,296)     (6,478)
    Primary earnings (loss)
      per share:                   .03         (.27)       (.05)       (.27)
                                        8PAGE

                            THERMO ECOTEK CORPORATION

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of biosys been made at the beginning of fiscal 1996.

    3.  Subsequent Event

        In April 1997, the Company issued and sold at par $50 million principal amount of 4 7/8% subordinated convertible debentures due 2004 for net proceeds of approximately $48.6 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $16.50 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation.

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the caption "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended September 28, 1996, filed with the Securities and Exchange Commission.

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

        Curtailment rights allow a utility to require an Operating Company to curtail power output up to pre-established annual levels during periods of low system demand. A utility commonly experiences low system demand when hydroelectric power is available, generally following periods of heavy rain or snow. The contractually allowable maximum for such curtailment at each of the Company's Woodland and Mendota plants is 1,000 hours per calendar year, which was reached at both plants in calendar 1995 and 1996. The Woodland and Mendota plants each experienced

                                        9PAGE

                            THERMO ECOTEK CORPORATION
    approximately 400 hours of curtailment from October 1996 through March 1997, and each expects to experience curtailment during the remainder of fiscal 1997.

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

        The Company is expanding beyond biomass power generation into other environmentally responsible products and processes. Thermo Trilogy Corporation (Thermo Trilogy), a wholly owned subsidiary, develops, manufactures, and markets environmentally friendly products used for pest control. Derived from seeds of the tropical neem tree and specially-developed microbials, these biopesticides safely and effectively control insects, fungi, and mites on numerous crops. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc. (biosys) for approximately $11.2 million in cash. Based in Columbia, Maryland, biosys produces pheromone, neem/azadirachtin, nematode, and virus-based biopesticide products, as well as disease-resistant sugar cane.

        The Company has also entered the field of engineered clean fuels through a partnership agreement with KFx Inc. (KFx). The Company is committed to provide 95% of the total costs for the design, construction, and operation of the first full-scale coal-beneficiation facility to use a patented "clean coal" technology (K-Fuel technology). Once completed, the Gillette, Wyoming, facility will use the K-Fuel technology to transform high-moisture, low-energy coal into a low-moisture, high-energy, solid fuel.

         The Company plans to expand its energy operations into international markets and has begun business development efforts in India, Italy, and the Czech Republic. The Company expects the cost of business development efforts to increase as it expands into these markets due to increased complexity inherent in foreign market development. In addition, the amount of cash required to fund equity investments is expected to increase due to the financing requirements of lenders in foreign markets.


                                       10PAGE

                            THERMO ECOTEK CORPORATION

    Results of Operations

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996

        Revenues increased 15% to $38.7 million in the second quarter of fiscal 1997 from $33.5 million in the second quarter of fiscal 1996. The increase was primarily due to the inclusion of $3.7 million in revenues from Thermo Trilogy, acquired in May 1996, including operations from the biosys acquisition, which occurred in January 1997, as well as higher contractual energy rates at all of the Company's facilities, except the Hemphill plant. Pursuant to the Company's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in calendar 1998.

        The gross profit margin increased to 25% in the second quarter of fiscal 1997 from 21% the second quarter of fiscal 1996. The improvement results primarily from the inclusion of higher-margin Thermo Trilogy revenues, as well as higher contractual energy rates at most of the Company's power plants.

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

        Although it is difficult to predict future levels of avoided costs, based on current estimates, avoided costs are expected to be lower in 2000 than the rates currently being paid. If the Woodland plant were to operate at projected avoided-cost rates, substantial losses would result, primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, the Company would either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. In November 1996, the Company began to record as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Although the Company recorded $1.0 million of operating income from Woodland during the first quarter of fiscal 1997, the Company does not expect to record additional operating income at Woodland during the remainder of fiscal 1997 and thereafter. The Woodland plant had operating income of $5.1 million in the full 1996 fiscal year.

        The resolution of the rate order renegotiations with Public Service Company of New Hampshire (PSNH) is still pending. In January 1997, PSNH's parent company, Northeast Utilities, disclosed in a filing with the Securities and Exchange Commission that if a proposed deregulation plan

                                       11PAGE

                            THERMO ECOTEK CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

    for the New Hampshire electric utility industry were adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, the New Hampshire Public Utilities Commission (PUC) voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan. In March 1997, the federal district court issued a temporary restraining order, which temporarily prohibits the PUC from implementing the deregulation plan as it affects PSNH, pending a determination by the court whether PSNH's claim may now be heard by the court. In April 1997, the court ruled that it could now hear the case and ordered that this restraining order would continue indefinitely pending the outcome of the suit. In addition, in March 1997, the Company, along with a group of other biomass power producers, filed a motion with the PUC seeking clarification of the PUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to the Company's energy output. The effect of a PSNH bankruptcy or deregulation of the electric utility industry in New Hampshire on the Company's current rate orders for its two New Hampshire plants is uncertain.

        During the first quarter of fiscal 1997, a fire occurred at the Company's Gillette, Wyoming, coal-beneficiation facility that is currently under construction. Damage from the fire was restricted to an oil heater and auxiliary oil storage tank and is unrelated to the plant's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds. The fire has caused certain delays with respect to the commencement of commercial operations of the facility. In addition, the Company is currently experiencing certain startup problems, including issues relating to the flow of materials within the facility, which may further delay the commencement of the facility's commercial operations. The Company expects to complete repairs caused by the fire and resolve these startup problems in time to begin commercial operations of the facility by the end of fiscal 1997, however, because the technology being developed at the facility is new and untested, no assurance can be given that the Company will be able to correct these startup problems and commence commercial operations of the facility prior to fiscal year-end 1997.

        Selling, general, and administrative expenses as a percentage of revenues were 14.6% in the second quarter of fiscal 1997, compared with 8.2% in the second quarter of fiscal 1996. The change resulted primarily from the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Thermo Trilogy, as well as higher business development costs.

        Interest income decreased to $0.9 million in the second quarter of fiscal 1997 from $1.1 million in the second quarter of fiscal 1996, primarily due to interest income earned on invested proceeds from the Company's March 1996 issuance of noninterest-bearing subordinated convertible debentures, net of funds expended for the construction of the Gillette, Wyoming, coal-beneficiation facility and for the biosys acquisition.
                                       12PAGE

                            THERMO ECOTEK CORPORATION

    Second Quarter Fiscal 1997 Compared With Second Quarter Fiscal 1996 (continued)

        Interest expense decreased to $3.1 million in the second quarter of fiscal 1997 from $3.6 million in the second quarter of fiscal 1996, primarily due to lower outstanding debt related to the Company's Delano and Mendota plants.

        The effective tax rates were 32% and 45% in the second quarter of fiscal 1997 and 1996, respectively. The rate in fiscal 1997 reflects the exclusion of income taxed directly to a minority partner, offset in part by state income taxes. The effective tax rate in fiscal 1996 also reflects these components, however, the effective tax rate was higher than in fiscal 1997 to conform the tax rate for the first six months of fiscal 1996 to the expected rate required for the full year fiscal 1996.

        Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company.

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996

        Revenues increased 14% to $77.2 million in the first six months of fiscal 1997 from $67.8 million in the first six months of fiscal 1996. The increase was primarily due to higher contractual energy rates at all of the Company's facilities, except the Hemphill plant, as well as the inclusion of $4.6 million in revenues from Thermo Trilogy, acquired in May 1996, including operations from the biosys acquisition, which occurred in January 1997. Pursuant to the Company's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in calendar 1998.

        The gross profit margin increased to 29% in the first six months of fiscal 1997 from 25% the first six months of fiscal 1996. The improvement results primarily from the effect of higher revenues, as well as the inclusion of higher-margin Thermo Trilogy revenues.

        Selling, general, and administrative expenses as a percentage of revenues were 11.0% in the first six months of fiscal 1997, compared with 7.6% in the first six months of fiscal 1996. The change resulted primarily from the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Thermo Trilogy.

        Interest income decreased to $2.3 million in the first six months of fiscal 1997 from $2.4 million in the first six months of fiscal 1996, primarily due to the reasons discussed in the results of operations for the second quarter.

        Interest expense decreased to $6.6 million in the first six months of fiscal 1997 from $7.5 million in the first six months of fiscal 1996, primarily due to the reasons discussed in the results of operations for the second quarter.

                                       13PAGE

                            THERMO ECOTEK CORPORATION

    First Six Months Fiscal 1997 Compared With First Six Months Fiscal 1996 (continued)

        The effective tax rates were 36.5% and 37.5% in the first six months of fiscal 1997 and 1996, respectively. These rates exceed the statutory federal income tax rate as a result of state income taxes, offset in part by the exclusion of income taxed directly to a minority partner.

    Liquidity and Capital Resources

        Working capital was $49.9 million at March 29, 1997, compared with $76.2 million at September 28, 1996. The Company had cash, cash equivalents, and current restricted funds of $59.8 million at March 29, 1997, compared with $82.2 million at September 28, 1996. At March 29, 1997, current restricted funds held in trust pursuant to certain lease and debt agreements totaled $12.4 million. The use of cash and cash equivalents of $6.8 million at March 29, 1997, was also restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Until such time, if ever, as projections of avoided costs change, all cash flows from the Woodland Operating Company, other than cash distributed to the Company for taxes on the income of the Operating Company, will be restricted from distribution to the Company. During the first six months of fiscal 1997, the Company's operating activities provided cash and restricted funds of $21.5 million.

        During the first six months of fiscal 1997, the Company's investing activities used cash of $21.3 million. In January 1997, the Company, through its wholly owned subsidiary, Thermo Trilogy, acquired substantially all of the assets of biosys, inc., a biopesticide company, for $11.2 million in cash (Note 2). The Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $7.6 million (net of insurance proceeds related to fire damage) for the construction of a coal-beneficiation facility in Gillette, Wyoming, and $.6 million on the purchase of other property, plant, and equipment. During the remainder of fiscal 1997, the Company expects to fund approximately an additional $3-$8 million of construction and related costs prior to commercial operation of the facility. In January 1997, the Company purchased an additional 1,250,000 shares of KFx common stock for $2.5 million in cash, bringing its total equity interest in KFx to approximately 18%.

        The Company is committed to contribute $15.0 million for a minority interest in a 185-megawatt combined cycle, steam-turbine electric-generation facility located in Puerta Plata, Dominican Republic. Funding is expected to occur during calendar 1997, assuming certain conditions are met.

        During the first six months of fiscal 1997, the Company expended $22.6 million on financing activities, primarily for the repayment of $21.8 million of a long-term obligation related to two of its California plants.

                                       14PAGE

                            THERMO ECOTEK CORPORATION

        In April 1997, the Company received net proceeds of approximately $48.6 million from the issuance of $50 million principal amount of 4 7/8% subordinated convertible debentures (Note 3).

        In April 1997, the Company's Board of Directors approved the repurchase, through April 16, 1998, of up to $20.0 million of its own securities. Any such purchases would be funded from working capital.

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


    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders

        On March 13, 1997, at the Annual Meeting of Shareholders, the shareholders elected seven directors to a one-year term expiring in 1998. The directors elected at the meeting were Jerry P. Davis, George N. Hatsopoulos, John N. Hatsopoulos, Brian D. Holt, Frank Jungers, William
    A. Rainville, and Susan F. Tierney. Each nominee for director received 23,969,105 shares voted in favor of election and 16,830 shares against, except Frank Jungers who received 23,964,331 shares voted in favor of election and 21,604 shares against. No abstentions or broker nonvotes were recorded on the election of directors.


    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated January 17, 1997, pertaining to the acquisition of biosys, inc. On March 28, 1997, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information related to this acquisition required by Form 8-K.

                                       15PAGE

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of May 1997.

                                              THERMO ECOTEK CORPORATION



                                              Paul F. Kelleher
                                              ---------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              ---------------------
                                              John N. Hatsopoulos
                                              Vice President and Chief
                                                Financial Officer












                                       16PAGE

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

       2 Asset Purchase Agreement among Thermo Trilogy Corporation, biosys, inc., Crop Genetics International Corporation, and AgriDyne Technologies, Inc. dated December 24, 1996 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 31, 1997 [File No. 1-3572] and incorporated herein by reference).

       4 Fiscal Agency Agreement dated as of April 15, 1997, among the Registrant, Thermo Electron Corporation, and Bankers Trust Company as fiscal agent, relating to $50 million principal amount of 4 7/8% Convertible Subordinated Debentures due 2004.

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.