Form 10-Q
period 1997-06-28
THERMO ECOTEK CORP
filed 1997-08-04
CIK 864960

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended June 28, 1997.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                  Outstanding at July 25, 1997
         ----------------------------      ----------------------------
         Common Stock, $.10 par value                24,415,388
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements


                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     June 28,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 81,693       $ 63,238
      Restricted funds                                 13,597         18,936
      Accounts receivable and unbilled revenues        30,203         28,061
      Inventories                                      14,754         11,299
      Prepaid income taxes and other current
        assets                                          4,385          4,953
                                                     --------       --------
                                                      144,632        126,487
                                                     --------       --------

    Property, Plant, and Equipment, at Cost           323,441        309,384
      Less: Accumulated depreciation and
            amortization                               60,891         46,618
                                                     --------       --------
                                                      262,550        262,766
                                                     --------       --------
    Due from Parent Company                            13,551         12,116
                                                     --------       --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $8,504 and $6,004)                            15,941         20,254
                                                     --------       --------
    Restricted Funds                                   20,635         14,112
                                                     --------       --------

    Other Assets                                       22,148         13,410
                                                     --------       --------
                                                     $479,457       $449,145
                                                     ========       ========

                                        2PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)
                    Liabilities and Shareholders' Investment

                                                     June 28,  September 28,
    (In thousands except share amounts)                  1997           1996
    ------------------------------------------------------------------------
    Current Liabilities:
      Current portion of long-term obligations       $ 27,646       $ 24,806
      Accounts payable                                  3,184          1,517
      Lease obligations payable                         5,714          1,812
      Accrued interest                                  5,559          3,159
      Accrued income taxes                              1,858          1,858
      Other accrued expenses                           17,771         15,532
      Due to parent company                             1,113          1,586
                                                     --------       --------
                                                       62,845         50,270
                                                     --------       --------
    Long-term Obligations:
      Nonrecourse tax-exempt obligations               59,500         77,900
      4% Subordinated convertible debentures,
        due to parent company                          68,500         68,500
      Noninterest-bearing subordinated
        convertible debentures                         15,048         31,727
      4 7/8% Subordinated convertible debentures
        (Note 3)                                       50,000              -
      Capital lease obligations                        24,872         31,154
                                                     --------       --------
                                                      217,920        209,281
                                                     --------       --------
    Deferred Income Taxes                              45,803         42,633
                                                     --------       --------
    Other Deferred Items                               17,952         13,958
                                                     --------       --------
    Minority Interest                                   3,044          3,316
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.10 par value, 50,000,000
        shares authorized; 25,764,337 and
        16,174,636 shares issued                        2,576          1,617
      Capital in excess of par value                   91,761         74,740
      Retained earnings                                53,898         45,048
      Treasury stock at cost 1,478,541 and
        21,413 shares                                 (20,889)          (481)
      Cumulative translation adjustment                    10              -
      Net unrealized gain on available-for-sale
        investments                                     4,537          8,763
                                                     --------       --------
                                                      131,893        129,687
                                                     --------       --------
                                                     $479,457       $449,145
                                                     ========       ========

    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                       --------------------
                                                       June 28,    June 29,
    (In thousands except per share amounts)                1997        1996
    -----------------------------------------------------------------------
    Revenues                                            $43,524     $35,316
                                                        -------     -------
    Costs and Operating Expenses:
      Cost of revenues (includes $903 and $1,008
        to related parties)                              28,842      24,464
      Selling, general, and administrative expenses
        (includes $435 and $397 to parent company)        6,054       3,098
                                                        -------     -------
                                                         34,896      27,562
                                                        -------     -------

    Operating Income                                      8,628       7,754

    Interest Income                                       1,379       1,398
    Interest Expense (includes $685 to parent
      company in fiscal 1997 and 1996)                   (3,648)     (3,688)
                                                        -------      ------
    Income Before Provision for Income Taxes and
      Minority Interest                                   6,359       5,464
    Provision for Income Taxes                            2,398       2,101
    Minority Interest Expense                               363         340
                                                        -------     -------
    Net Income                                          $ 3,598     $ 3,023
                                                        =======     =======
    Earnings per Share:
      Primary                                           $   .14     $   .11
                                                        =======     =======
      Fully diluted                                     $   .11     $   .09
                                                        =======     =======
    Weighted Average Shares:
      Primary                                            26,155      26,708
                                                        =======     =======
      Fully diluted                                      39,687      37,535
                                                        =======     =======


    The accompanying notes are an integral part of these consolidated financial statements.


                                        4PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Nine Months Ended
                                                       ---------------------
                                                      June 28,      June 29,
    (In thousands except per share amounts)               1997          1996
    ------------------------------------------------------------------------
    Revenues                                          $120,712      $103,117
                                                      --------      --------
    Costs and Operating Expenses:
      Cost of revenues (includes $3,508 and $4,121
        to related parties)                             83,977        75,213
      Selling, general, and administrative expenses
        (includes $1,234 and $1,232 to parent company)  14,523         8,273
                                                      --------      --------
                                                        98,500        83,486
                                                      --------      --------

    Operating Income                                    22,212        19,631

    Interest Income                                      3,641         3,767
    Interest Expense (includes $2,055 to parent
      company in fiscal 1997 and 1996)                 (10,292)      (11,152)
                                                      --------       -------

    Income Before Provision for Income Taxes and
      Minority Interest                                 15,561        12,246
    Provision for Income Taxes                           5,756         4,646
    Minority Interest Expense                              955           915
                                                      --------      --------
    Net Income                                        $  8,850      $  6,685
                                                      ========      ========
    Earnings per Share:
      Primary                                         $    .33      $    .27
                                                      ========      ========
      Fully diluted                                   $    .27      $    .22
                                                      ========      ========
    Weighted Average Shares:
      Primary                                           26,752        24,970
                                                      ========      ========
      Fully diluted                                     37,581        35,850
                                                      ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        5PAGE

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                         Nine Months Ended
                                                       ---------------------
                                                      June 28,      June 29,
    (In thousands)                                        1997          1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $  8,850      $  6,685
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Minority interest expense                        955           915
          Depreciation and amortization                 15,560        15,308
          Increase in deferred income taxes              5,757         4,646
          Changes in current accounts, excluding the
            effect of acquisition:
              Restricted funds                           5,339        (3,277)
              Accounts receivable and unbilled
                revenues                                  (812)        2,112
              Inventories                               (1,145)        1,035
              Other current assets                         588           753
              Accounts payable                            (843)        1,346
              Lease obligations payable                  3,508         4,250
              Due to parent company                       (473)          817
              Other current liabilities                  3,191         1,529
                                                      --------      --------
          Net cash provided by operating activities     40,475        36,119
                                                      --------      --------
    Investing Activities:
      Acquisition, net of cash acquired (Note 2)       (10,865)       (7,974)
      Funding of long-term restricted funds             (6,523)       (1,942)
      Increase in other deferred items                   4,575             -
      Increase in other assets                          (2,655)       (3,004)
      Purchases of property, plant, and equipment      (11,788)      (25,128)
                                                      --------      --------
    Net cash used in investing activities              (27,256)      (38,048)
                                                      --------      --------
    Financing Activities:
      Net proceeds from issuance of subordinated
       convertible debentures (Note 3)                  48,470        35,942
      Repayment of long-term obligations               (21,842)      (18,946)
      Proceeds from issuance of Company common stock     1,622         5,120
      Purchases of Company common stock                (21,779)            -
      Distribution to minority partner                  (1,227)         (827)
                                                      --------      --------
    Net cash provided by financing activities            5,244        21,289
                                                      --------      --------
    Exchange Rate Effect on Cash                            (8)            -
                                                      --------      --------
    Increase in Cash and Cash Equivalents               18,455        19,360
    Cash and Cash Equivalents at Beginning of Period    63,238        49,159
                                                      --------      --------
    Cash and Cash Equivalents at End of Period        $ 81,693      $ 68,519
                                                      ========      ========

                                        6PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)
                                                         Nine Months Ended
                                                       ---------------------
                                                       June 28,     June 29,
    (In thousands)                                         1997         1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company         $ 14,950     $  8,774
      Cash paid for acquired company                    (11,223)      (7,974)
                                                       --------     --------
        Liabilities assumed of acquired company        $  3,727     $    800
                                                       ========     ========
      Conversion of noninterest-bearing subordinated
        convertible debentures                         $ 16,679     $      -
                                                       ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.


                                        7PAGE

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements

    1. General

        The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at June 28, 1997, the results of operations for the three- and nine-month periods ended June 28, 1997, and June 29, 1996, and the cash flows for the nine-month periods ended June 28, 1997, and June 29, 1996. Interim results are not necessarily indicative of results for a full year.

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
                                             Three
                                            Months
                                             Ended       Nine Months Ended
                                          --------      -------------------
    (In thousands except                  June 29,      June 28,   June 29,
    per share amounts)                        1996          1997       1996
    -----------------------------------------------------------------------
    Revenues                              $ 41,948      $125,629   $120,473
    Net income (loss)                        1,007         1,987     (5,615)
    Earnings (loss) per share:
      Primary                                  .04           .07       (.22)
      Fully diluted                            .03           .05       (.22)

                                        8PAGE

                            THERMO ECOTEK CORPORATION

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of biosys been made at the beginning of fiscal 1996.

    3.  Subordinated Convertible Debentures

        In April 1997, the Company issued and sold at par $50 million principal amount of 4 7/8% subordinated convertible debentures due 2004 for net proceeds of $48.5 million. The debentures are convertible into shares of the Company's common stock at a conversion price of $16.50 per share and are guaranteed on a subordinated basis by Thermo Electron Corporation.

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

        Curtailment rights allow a utility to require an Operating Company to curtail power output up to pre-established annual levels during periods of low system demand. Utilities commonly experience low system demand when hydroelectric power is available, generally following periods of heavy rain or snow. The contractually allowable maximum for such curtailment at each of the Company's Woodland and Mendota plants is 1,000 hours per calendar year, which was reached at both plants in calendar 1995 and 1996. The Woodland and Mendota plants each experienced

                                        9PAGE

                            THERMO ECOTEK CORPORATION
    approximately 700 hours of curtailment from October 1996 through June 1997, and each expects to experience curtailment during the remainder of fiscal 1997.

        The Company earns a higher share of its income in May to October due to the rate structures under the power-sales agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Company has historically operated at a loss or marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Company's profitability is also dependent on the amount of development expenses that it incurs.

        The Company is expanding beyond biomass power generation into other environmentally responsible products and processes. Thermo Trilogy Corporation (Thermo Trilogy), a wholly owned subsidiary, develops, manufactures, and markets environmentally friendly products used for pest control. Derived from seeds of the tropical neem tree and specially developed microbials, these biopesticides safely and effectively control insects, fungi, and mites on numerous crops. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc. (biosys) for approximately $11.2 million in cash (Note 2). Based in Columbia, Maryland, biosys produces pheromone, neem/azadirachtin, nematode, and virus-based biopesticide products, as well as disease-resistant sugar cane.

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

    Results of Operations

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996

        Revenues increased 23% to $43.5 million in the third quarter of fiscal 1997 from $35.3 million in the third quarter of fiscal 1996. The increase was primarily due to the inclusion in fiscal 1997 of $5.7 million in revenues from Thermo Trilogy, acquired in May 1996, including biosys, acquired in January 1997, compared with $.5 million from Thermo Trilogy in fiscal 1996. Revenues also increased as a result of higher

                                       10PAGE

                            THERMO ECOTEK CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

    contractual energy rates at all of the Company's facilities, except the Hemphill plant. Pursuant to the Company's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in calendar 1998.

        The gross profit margin increased to 34% in the third quarter of fiscal 1997 from 31% the third quarter of fiscal 1996. The improvement results primarily from the inclusion of higher-margin Thermo Trilogy revenues, as well as higher contractual energy rates at most of the Company's power plants.

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

        The resolution of the rate order renegotiations with Public Service Company of New Hampshire (PSNH) is still pending. In January 1997, PSNH's parent company, Northeast Utilities, disclosed in a filing with the Securities and Exchange Commission that if a proposed deregulation plan for the New Hampshire electric utility industry were adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, the New Hampshire Public Utilities Commission (PUC) voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan. In March 1997, the federal district court issued a temporary restraining order, which temporarily prohibits the PUC from

                                       11PAGE

                            THERMO ECOTEK CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

    implementing the deregulation plan as it affects PSNH, pending a determination by the court whether PSNH's claim may now be heard by the court. In April 1997, the court ruled that it could now hear the case and ordered that this restraining order would continue indefinitely pending the outcome of the suit. In addition, in March 1997, the Company, along with a group of other biomass power producers, filed a motion with the PUC seeking clarification of the PUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to the Company's energy output. The effect of a PSNH bankruptcy or deregulation of the electric utility industry in New Hampshire on the Company's current rate orders for its two New Hampshire plants is uncertain.

        During the first quarter of fiscal 1997, a fire occurred at the Company's Gillette, Wyoming, coal-beneficiation facility that is currently under construction. Damage from the fire was restricted to an oil heater and auxiliary oil storage tank and is unrelated to the plant's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds. The fire has caused certain delays with respect to the commencement of commercial operations of the facility. In addition, the Company is currently experiencing certain construction problems including issues relating to the flow of materials within the facility and design and operation of certain pressure-release equipment which will further delay the commencement of the facility's commercial operations. The Company is exploring certain legal remedies it may have against the contractor related to the foregoing matter. The Company expects to complete repairs and resolve these construction problems in time to begin commercial operation of the facility by the end of calendar 1997. However, because the technology being developed at the facility is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these construction problems and commence commercial operations prior to the end of calendar 1997, or at all.

        Selling, general, and administrative expenses as a percentage of revenues were 13.9% in the third quarter of fiscal 1997, compared with 8.8% in the third quarter of fiscal 1996. The change resulted primarily from the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Thermo Trilogy.

        Interest income was unchanged in the third quarter of fiscal 1997 at $1.4 million. Interest income earned on invested proceeds from the Company's April 1997 issuance of 4 7/8% subordinated convertible debentures (Note 3) was offset by a reduction in invested funds due to cash expended for the repurchase of Company common stock, the biosys acquisition, construction of the Gillette, Wyoming, coal- beneficiation facility, and the purchase of additional shares of KFx common stock.


                                       12PAGE

                            THERMO ECOTEK CORPORATION

    Third Quarter Fiscal 1997 Compared With Third Quarter Fiscal 1996
    (continued)

        Interest expense remained virtually unchanged in the third quarter of fiscal 1997. A decrease in interest expense due to lower outstanding debt related to the Company's Delano and Mendota plants was largely offset by interest expense related to the April 1997 issuance of 4 7/8% subordinated convertible debentures.

        The effective tax rate was 38% in the third quarter of fiscal 1997 and 1996. These rates exceed the statutory federal income tax rate as a result of state income taxes, offset in part by the exclusion of income taxed directly to a minority partner.

        Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company.

    First Nine Months Fiscal 1997 Compared With First Nine Months Fiscal 1996

        Revenues increased 17% to $120.7 million in the first nine months of fiscal 1997 from $103.1 million in the first nine months of fiscal 1996. The increase was primarily due to the inclusion in fiscal 1997 of $10.3 million in revenues from Thermo Trilogy, including operations from the biosys acquisition in January 1997, compared with $.5 million in fiscal 1996 as well as higher contractual energy rates at all of the Company's facilities, except the Hemphill plant.

        The gross profit margin increased to 30% in the first nine months of fiscal 1997 from 27% the first nine months of fiscal 1996. The improvement results primarily from the inclusion of higher-margin Thermo Trilogy revenues, as well as the effect of higher contractual energy rates.

        Selling, general, and administrative expenses as a percentage of revenues were 12.0% in the first nine months of fiscal 1997, compared with 8.0% in the first nine months of fiscal 1996. The change resulted primarily from the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Thermo Trilogy.

        Interest income decreased to $3.6 million in the first nine months of fiscal 1997 from $3.8 million in the first nine months of fiscal 1996. The decrease resulted primarily from lower average invested balances due to amounts expended for the repurchase of the Company's common stock, the biosys acquisition, construction of the Gillette, Wyoming, coal-beneficiation facility, and the purchase of additional shares of KFx common stock in fiscal 1997.

        Interest expense decreased to $10.3 million in the first nine months of fiscal 1997 from $11.2 million in the first nine months of fiscal 1996, due to lower outstanding debt related to the Company's Delano and Mendota plants, partly offset by interest expense related to the April 1997 issuance of 4 7/8% subordinated convertible debentures.

        The effective tax rates were 37% and 38% in the first nine months of fiscal 1997 and 1996, respectively. These rates exceed the statutory federal income tax rate as a result of state income taxes, offset in part by the exclusion of income taxed directly to a minority partner.
                                       13PAGE

                            THERMO ECOTEK CORPORATION

    Liquidity and Capital Resources

        Working capital was $81.8 million at June 28, 1997, compared with $76.2 million at September 28, 1996. The Company had cash, cash equivalents, and current restricted funds of $95.3 million at June 28, 1997, compared with $82.2 million at September 28, 1996. At June 28, 1997, current restricted funds held in trust pursuant to certain lease and debt agreements totaled $13.6 million. The use of cash and cash equivalents of $9.5 million at June 28, 1997, was also restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Until such time, if ever, as projections of avoided costs change, all cash flows from the Woodland Operating Company, other than cash distributed to the Company for taxes on the income of the Operating Company, will be restricted from distribution to the Company. During the first nine months of fiscal 1997, the Company's operating activities provided cash and restricted funds of $35.2 million.

        During the first nine months of fiscal 1997, the Company's investing activities used cash of $27.3 million. In January 1997, the Company, through its wholly owned subsidiary, Thermo Trilogy, acquired substantially all of the assets of biosys, inc., a biopesticide company, for $11.2 million in cash. The Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $10.2 million (net of insurance proceeds related to fire damage) for the construction of a coal-beneficiation facility in Gillette, Wyoming, and $1.6 million on the purchase of other property, plant, and equipment. The Company expects to fund approximately an additional $5 - $10 million of construction and related costs prior to commercial operation of the coal-beneficiation facility. In January 1997, the Company purchased an additional 1,250,000 shares of KFx common stock for $2.5 million in cash, bringing its total equity interest in KFx to approximately 18%.

        The Company is committed to contribute $15.0 million for a minority interest in a 185-megawatt combined cycle, steam-turbine electric-generation facility located in Puerta Plata, Dominican Republic. Funding is expected to occur during calendar 1997, assuming certain conditions are met.

        During the first nine months of fiscal 1997, the Company's financing activities provided $5.2 million of cash. In April 1997, the Company issued and sold at par $50 million principal amount of 4 7/8% convertible debentures due 2004 for net proceeds of $48.5 million. The Company used cash of $21.8 million for the repayment of a long-term obligation related to two of its California plants. In April 1997, the Company's Board of Directors approved the repurchase, through April 16, 1998, of up to $20.0 million of its own securities. Through June 28, 1997, the Company had purchased $19.7 million in common stock under this authorization. Any such purchases are funded from working capital.

        Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant amounts of funds from time to time to meet project development requirements, including the funding of equity investments. As the Company

                                       14PAGE

                            THERMO ECOTEK CORPORATION
    acquires, invests in, or develops future plants or technologies, the Company expects to finance them with nonrecourse debt and to fund equity contributions through internal funds, raising additional equity, or through borrowings from third parties or Thermo Electron Corporation (Thermo Electron). While Thermo Electron has expressed its willingness to provide funds to the Company to help finance the Company's equity investments in future projects, the Company has no agreements with Thermo Electron that assure funds will be available on acceptable terms, or at all.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits and Reports on Form 8-K

    (a) Exhibits

        See Exhibit Index on the page immediately preceding exhibits.

    (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K dated April 10, 1997, pertaining to the sale by the Company at par $50 million of 4 7/8% Convertible Subordinated Debentures due 2004.









                                       15PAGE

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of August 1997.

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









                                       16PAGE

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      11         Statement re: Computation of Earnings per Share.

      27         Financial Data Schedule.