Form 10-K
period 1997-09-27
THERMO ECOTEK CORP
filed 1997-12-08
CIK 864960

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                   ------------------------------------------
                                    FORM 10-K
  (mark one)
  [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the fiscal year ended September 27, 1997.

  [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

                         Commission file number 1-13572

                            THERMO ECOTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

  Delaware                                                           04-3072335
  (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

  245 Winter Street
  Waltham, Massachusetts                                             02154-9046
  (Address of principal executive offices)                           (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000
           Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of exchange on which registered
     ----------------------------      ------------------------------------
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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 31, 1997, was approximately $40,534,000.

  As of October 31, 1997, the Registrant had 24,502,685 shares of Common Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended September 27, 1997, are incorporated by reference into Parts I and II.

  Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 10, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo Ecotek Corporation (the Company or the Registrant) is an environmental company providing a range of environmentally responsible technologies and products, including nonutility electric power generation using clean combustion processes and engineered clean fuels, as well as environmentally friendly pest-control products, through its biopesticides subsidiary, Thermo Trilogy Corporation (Thermo Trilogy).

        The Company operated as a division of Thermo Electron Corporation's (Thermo Electron's) Energy Systems Division (the Division) from 1979 until its incorporation as Thermo Energy Systems Corporation in November 1989. On January 2, 1990, Thermo Electron transferred certain of the assets and businesses of the Division to the Company in exchange for 15,750,000 shares of common stock and the assumption by the Company of certain liabilities of the Division. On January 2, 1990, Thermo Electron and the Company signed an Agreement and Plan of Reorganization to recapitalize $10 million of loans made to the Company by Thermo Electron into 1,111,111 shares of redeemable convertible preferred stock. These shares were issued in May 1990 and were converted into 2,500,000 shares of common stock during 1993 at a conversion price of $4.00 per share. In December 1994, the Company changed its name to Thermo Ecotek Corporation. The Company completed an initial public offering in February 1995. In March 1996, the Company issued and sold at par $37 million principal amount of noninterest-bearing subordinated convertible debentures due 2001. The debentures are convertible into shares of the Company's common stock at a conversion price of $13.56 per share and are guaranteed on a subordinated basis by Thermo Electron. In April 1997, the Company issued and sold at par $50 million principal amount of 4.875% subordinated convertible debentures due 2004. The debentures are convertible into shares of the Company's common stock at a conversion price of $16.50 per share and are guaranteed on a subordinated basis by Thermo Electron.

        Initially, the Division designed, developed, and acted as general contractor for the construction of cogeneration systems fueled by natural gas and diesel. These turnkey facilities were generally sold to third-party operators upon completion and had a total generating capacity of approximately 60 megawatts. In the mid-1980s, the Division began developing biomass-fueled power plants to take advantage of a favorable regulatory environment and attractive power-sales agreements. Biomass plants use environmentally responsible fuels, including wood and agricultural wastes.

        The Company currently operates seven biomass facilities with a total electric generating capacity of 140 megawatts. The Company develops and operates its facilities through joint ventures or limited partnerships in which the Company has a majority interest, or through wholly owned subsidiaries (the Operating Companies).

                                        2PAGE

        In September 1996, the Company, through a wholly owned subsidiary, formed a joint venture with Marcegaglia Group of Mantova, Italy, to develop, own, and operate biomass-fueled electric power facilities in that country.

        In January 1996, the Company, through a wholly owned subsidiary, signed a joint development agreement with a Czech/American power development company, EMD Praha Spol s.r.o. (EMD). The initial focus will be on expansion and environmental retrofits of existing Czech energy centers.

        The Company is expanding beyond biomass power generation into other products and processes that protect the environment. In May 1996, two of the Company's wholly owned subsidiaries acquired the assets of the W.R. Grace & Co.'s biopesticide unit for approximately $8.1 million and the assumption of certain liabilities. In addition, the Company will pay a royalty fee of seven percent on annual sales of the acquired business in excess of $14 million through the year 2000. Renamed Thermo Trilogy, the subsidiary develops, manufactures, and markets environmentally friendly products used for pest control. Derived from seeds of the tropical "neem" tree and pesticidal microbials isolated from nature, these biopesticides safely and effectively control insects, diseases, and mites on numerous crops. The state of California recently approved Trilogy(TM) 90EC, a neem oil-based miticide and fungicide, for use by California growers of fruits and vegetables. Thermo Trilogy's neem-based products, Neemix(R) and Trilogy(TM) 90EC, are both approved for use on certified organic products. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc. through bankruptcy liquidation for approximately $11.2 million in cash and the assumption of certain liabilities. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt)- biopesticide product line of Novartis AG and its affiliate for approximately $19.1 million in cash and the assumption of certain liabilities.

        The Company has also entered into the field of engineered "clean" fuels through a partnership agreement with KFx, Inc. (KFx). In August 1995, the Company, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx. Through September 27, 1997, the Company has provided $50 million, and is committed to provide up to an additional $5 million, for the design, construction, and operation of the first full-scale coal production facility to use the patented K-Fuels "clean coal" technology. The Company will have a 95% equity interest in the plant. Once completed, the Gillette, Wyoming, facility will transform high-moisture, low-energy coal into 500,000 tons per year of low-moisture, high-energy, solid fuel, using the Koppelman "C" process. KFx holds certain rights to this process, which produces coal known as K-Fuels for utility and industrial use. Construction began in August 1995, with commercial operation expected to commence during the first half of fiscal 1998.

        In fiscal 1995, the Company purchased 1,500,000 shares of KFx common stock for $3 million, representing an approximate 7% equity interest in KFx. In fiscal 1996, the Company purchased an additional 1,500,000 shares of KFx common stock for $3.0 million, representing an additional 7%

                                        3PAGE
    equity interest in KFx. In fiscal 1997, the Company purchased an additional 1,250,000 shares of KFx common stock for $2.5 million, bringing its total equity interest in KFx to approximately 18%. The Company has warrants, exercisable from January 1, 2000, through July 1, 2001, to purchase 7,750,000 shares at $3.65 per share. In addition, the Company may purchase further shares at that time for then fair market value so that when added to all other shares of KFx common stock owned by the Company, would result in the Company owning up to a total 51% equity interest in KFx on a fully diluted basis.

        At September 27, 1997, Thermo Electron owned approximately 87% of the Company's outstanding common stock, giving Thermo Electron the power to elect all Directors of the Company. Thermo Electron is a world leader in environmental monitoring and analysis instruments, biomedical products such as heart-assist devices and mammography systems, papermaking and paper-recycling equipment, biomass electric power generation, and other specialized products and technologies. Thermo Electron also provides a range of services related to environmental quality. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal income tax returns with the Company. This will require the purchase by Thermo Electron of additional shares of the Company's common stock from time to time as the number of outstanding shares issued by the Company increases. These and any other purchases may be made either on the open market or directly from the Company. During fiscal 1997,* Thermo Electron purchased 898,159 shares of the Company's common stock on the open market for a total price of $12,717,000. The Company has sold $68.5 million of subordinated convertible debentures to Thermo Electron that could be converted to maintain at least 80% ownership by Thermo Electron. See Notes 5 and 11 to Consolidated Financial Statements in the Company's Fiscal 1997 Annual Report to Shareholders for a description of outstanding stock options and convertible notes issued by the Company.

        Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1997 Annual Report to Shareholders, which statements are incorporated herein by reference.


    * In June 1995, the Company changed its fiscal year end from the Saturday nearest December 31 to the Saturday nearest September 30. References to "fiscal 1997," "fiscal 1996," and "fiscal 1995" herein are for the years ended September 27, 1997, and September 28, 1996, and the nine months ended September 30, 1995, respectively.

                                        4PAGE

    (b) Financial Information About Industry Segments

        The Company conducts business in one industry segment: the design, development, and operation of independent (nonutility) electric power generation facilities using a range of environmentally responsible combustion technologies. In addition, the Company's Thermo Trilogy subsidiary is engaged in the development, manufacture, and marketing of biopesticides. This new business segment was not significant to the Company's operations in fiscal 1997.

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

                                                 Ownership
                                         Plant       of        In-
                            Combustion   Size    Operating   service   Lease/
    Project     Location    Technology (net mw)   Company      Date     Own
    -------------------------------------------------------------------------
                   New        Stoker                         December
    Hemphill    Hampshire     Fired       13.6       67%       1987     Lease

                              Stoker                         December
    Gorbell       Maine       Fired       13.6       80%       1987     Lease

                   New        Stoker                           July
    Whitefield  Hampshire     Fired       13.6      100%       1988     Own

                            Circulating
                             Fluidized                         May
    Mendota    California       Bed       25        100%       1990     Lease

                            Circulating
                             Fluidized                         May
    Woodland   California       Bed       25        100%       1990     Lease

                             Bubbling
                             Fluidized                       January
    Delano I   California       Bed       27        100%       1991     Own

                             Bubbling
                             Fluidized                       January
    Delano II  California       Bed       22        100%       1994     Own

                                        5PAGE

        Hemphill. The Hemphill facility, a 13.6-megawatt, wood-waste plant, was completed in late 1987. It is located on a 50-acre site in Springfield, New Hampshire. The Operating Company is a joint venture in which the Company has a 67% interest. The Hemphill facility is owned by BankBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2003. Public Service of New Hampshire
    (PSNH) purchases power produced by the plant at a fixed rate under a rate order issued by the New Hampshire Public Utility Commission (NHPUC) expiring in 2006. The Operating Company purchases wood-waste pursuant to two contracts with affiliates of the Company's joint venture partner, each of which expires in 2003. The contracts provide for the supply of wood-waste to the Operating Company at prescribed prices through December 1997 and at market prices thereafter. In 1990, a plan of reorganization (the Plan) for PSNH was approved by the U.S. Bankruptcy Court for the District of New Hampshire. Pursuant to the plan, Northeast Utilities (NU) acquired the assets of PSNH. An agreement between NU and the State of New Hampshire contains language to the effect that PSNH will seek to renegotiate some of the terms of certain rate orders with small power producers and that the state will support PSNH in such efforts. PSNH has commenced discussions with these two Operating Companies and other small power producers through which it is seeking to renegotiate the rate orders applicable to the Companies and other facilities. The state, acting through NHPUC, has indicated that it supports such efforts. Any resolution is subject to the approval of NHPUC. Should the matter not reach resolution, the Company does not believe that PSNH has the right to take unilateral action to reduce the price of purchased power under such arrangements. Rejection of the Company's rate orders would result in a claim for damages by the Company and could be the subject of lengthy litigation. In January 1997, NU disclosed in a filing with the Securities and Exchange Commission that if a proposed deregulation plan for the New Hampshire electric utility industry were adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, NHPUC voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan. In March 1997, the federal district court issued a temporary restraining order which prohibits the NHPUC from implementing the deregulation plan as it affects PSNH, pending a determination by the court whether PSNH's claim could then be heard by the court. In April 1997, the court ruled that it could now hear the case and ordered that the restraining order would continue indefinitely pending the outcome of the suit. In addition, in March 1997, the Company, along with a group of other biomass power producers, filed a motion with the NHPUC seeking clarification of the NHPUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to the Company's energy output. An unfavorable resolution of this matter, including the bankruptcy of PSNH, could have a material adverse effect on the Company's results of operations and financial position.

        Gorbell. The Gorbell facility, a 13.6-megawatt wood-waste plant, was completed in late 1987. It is located on a 56-acre site in Athens, Maine. The design of the facility is substantially similar to the Hemphill plant. The Operating Company is a joint venture in which the Company has an 80% interest, which decreases to 60% in 1998. The Gorbell facility is owned by BankBoston Leasing Services Inc., which leases the facility to

                                        6PAGE
    the Operating Company through March 2003, with an option to renew or purchase the facility for fair value. Power produced by the plant is sold to Central Maine Power Company (CMP) through 2007 at a fixed price per kilowatt hour that is indexed annually to the rate of inflation. The Operating Company's fuel is purchased from an affiliate of the Company's joint venture partner pursuant to an agreement expiring in 2002 under which the price escalates based upon a prescribed index.

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

        Mendota. The Mendota facility is a 25-megawatt agricultural and urban wood-waste plant that has been in operation since 1990. It is located on an 80-acre site in Mendota, California. The Operating Company is a limited partnership, 100% of which is owned by the Company. The facility is owned by Chrysler Capital Corp., which leases the facility to the Operating Company through 1999 at which point the Company will have an option to purchase the facility for $5 million. In June 1995, the Operating Company amended the facility lease which resulted in the agreement being treated as a capital lease. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof. The power generated by the plant is sold to Pacific Gas & Electric (PG&E) under a standard offer #4 (SO#4) contract expiring in 2014. Under the contract, PG&E is required to purchase the plant's electricity at predetermined prices until 2000, and at a price equal to PG&E's avoided-cost for the remainder of the contract. Payments for capacity are fixed. PG&E has asserted that the fixed rates under this contract will terminate mid-1999, however, the Company disputes this assertion. Approximately 48% of the fuel for the plant is purchased pursuant to long-term contracts terminating between 1998 and 2002, under which prices increase in accordance with prescribed schedules or market-based indexes. The remainder of the plant's fuel is purchased by the Operating Company on the spot market.

        The power sale agreements between the Mendota and Woodland (discussed below) Operating Companies and PG&E allow PG&E to curtail the quantity of power purchased under these agreements by up to 1,000 hours of generating capacity annually at each plant. PG&E normally exercises its curtailment rights during periods when cheaper hydroelectric power is available, which generally occurs following periods of heavy rain or snow. Curtailment reduces the power payment received by the Operating Companies and, therefore, has an adverse effect on the financial results of those Operating Companies. The Company experienced approximately 860, 930, and 950 hours of utility-imposed curtailments at each of the two plants during fiscal 1997, 1996, and 1995, respectively.

                                        7PAGE

        Woodland. The Woodland facility is a 25-megawatt agricultural and urban wood-waste plant located on a 38-acre site in Woodland, California. The design of the plant is essentially the same as the Mendota plant. The Operating Company is a limited partnership in which the Company owns all of the equity. The facility is owned by BankBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2010, with an option to renew or purchase the facility for fair value. The electricity generated by the plant is sold to PG&E under an SO#4 contract expiring in 2014, at predetermined prices until 2000. PG&E has asserted that the fixed rates under this contract will terminate mid-1999, however, the Company disputes this assertion. The price for the remainder of the contract is PG&E's avoided-cost. Payments for capacity are fixed. Approximately 17% of the fuel for the plant is purchased pursuant to long-term contracts terminating in 2000, under which prices increase in accordance with prescribed schedules or market-based indexes. The remaining fuel is purchased by the Operating Company on the spot market.

        The Operating Company has conditions in its nonrecourse lease agreement that require the funding of a "power reserve" in years prior to 2000, based on projections of operating cash flow shortfalls in 2000 and thereafter. The power reserve represents funds available to make lease payments in the event that revenues are not sufficient after the plant converts to avoided-cost rates in March 2000. This funding requirement will significantly limit future profit distributions the Operating Company may make to the Company. Accordingly, beginning in the first quarter of fiscal 1997, the Company has expensed the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Consequently, the results of the Woodland plant were greatly diminished during 1997, and the Company expects that such results will be reduced to approximately break-even in 1998 and thereafter. During fiscal 1997 and 1996, the Woodland plant contributed $1.0 million and $5.1 million of operating income, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof.

        Delano I. The Delano I facility is a 27-megawatt agricultural and urban wood-waste plant located on a 124-acre site in Delano, California. Southern California Edison (SCE) purchases power under an SO#4 contract expiring in 2020, under which energy prices are predetermined until September 2000, and then at avoided-cost for the remainder of the contract. Approximately 66% of the fuel supply is purchased pursuant to long-term contracts with terms expiring from 1997 to 2004 under which prices increase in accordance with prescribed schedules or market-based indexes. The remaining fuel is purchased by the Operating Company on the spot market. The Company has guaranteed to the Operating Company the price and availability of fuel that is not purchased pursuant to the long-term contracts. The Delano I facility was originally owned by Westinghouse Credit Corporation and leased to the Company. In December 1993, the Company purchased Delano I for $21.5 million in cash and the assumption of $66.9 million of nonrecourse, long-term, tax-exempt bonds issued by the California Pollution Control Finance Authority (CPCFA). These bonds effectively bear interest at a rate of 8.3%, with principal and interest payable semi-annually until maturity in 2000. The cash portion of the purchase price was funded by borrowings from Thermo Electron.
                                        8PAGE

        Delano II. In January 1994, the Delano Operating Company commenced operation of phase II of the Delano project, a 22-megawatt agricultural and urban wood-waste plant located on the same site as Delano I. The facility is wholly owned by the Delano Operating Company. Power generated by the Delano II facility is also purchased by SCE under the Delano I contract described above, under which prices are fixed until September 2000. Fuel is also purchased pursuant to the same contracts as Delano I. The Delano II facility is owned by the Company and is subject to $66 million principal amount of nonrecourse, long-term tax-exempt bonds issued by CPCFA. These bonds effectively bear interest at a rate of 6%, with principal and interest payable semi-annually until maturity in 2000.

    Projects in Development

        Domestic - U.S.

        In January 1997, the Company entered into a two-year project development agreement with Brant Energy L.L.C. (Brant) to develop and/or acquire natural gas infrastructure assets including a certain salt dome storage development project located in southeastern Mississippi. The agreement provides for Brant to work exclusively with the Company to identify and secure project opportunities such as natural gas pipelines, storage facilities, gathering systems and processing plants, and provides Brant with the opportunity to contribute up to 10% of the equity investment.
        The Company is also pursuing a number of domestic electric power projects. The project opportunities are located in New England, Florida and California and involve the repowering or reconfiguration of existing power stations. The projects are subject to a number of conditions which may impact their economic viability and as a result there is no assurance that the Company will be successful in operating these facilities.

        In November 1997, the Company entered into an agreement to acquire two power generation facilities and related sites in California during the first six months of 1998 for approximately $9.5 million in cash and the assumption of certain liabilities. These natural gas-fired facilities were built in the 1950's and have been designated "non must run" by the Independent System Operator, meaning they are not essential for supplying electricity to the California power grid. During calendar 1997, the plants operated at less than five percent capacity. The Company is currently evaluating its options with respect to the operation of these plants in the future.

        Czech Republic

        In January 1996, the Company, through a wholly owned subsidiary, signed a joint development agreement with a Czech/American power development company, EMD. The initial focus is on expansion and environmental retrofit of existing Czech energy centers. To support this effort, the Company has opened an office in Prague. The projects are subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, and other agreements with third parties. No assurance can be given that conditions or agreements will be

                                        9PAGE
    satisfied on a timely basis, or at all. The Company does not believe that any of the projects will be operational before mid-1998.

        Italy

        In September 1996, the Company, through a wholly owned subsidiary, formed a joint venture (the Joint Venture) with Marcegaglia Group of Mantova, Italy, to develop, own, and operate biomass-fueled electric power facilities in that country. The Joint Venture has begun development of six facilities for which it has signed preliminary power purchase contracts with ENEL (the Italian electric utility), and all of which have been approved by the Italian government's price subsidy program for biomass-fueled plants. In addition, European Union grants which would cover a portion of the capital costs are being pursued for several of the projects. The Joint Venture has established an office near Milan to coordinate the process of securing site locations, permits, and fuel sources and arranging for the construction and financing of these facilities. The facilities are subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, and other agreements with third parties. No assurance can be given that conditions or agreements will be satisfied on a timely basis. The Company does not expect that any of the projects will be operational before 2000.

        India

        The Company is in the initial stages of developing the IPS Power project, a 105-megawatt combined cycle, gas turbine electricity generation plant to be located near Mysore in the state of Karnataka, India. The Bangalore project is one of eight projects that received a state order allowing development of 500 additional megawatts of generating capacity. To support this project, the Company has opened an office in Bangalore. The total financing of the project is expected to be approximately $110 million, which is expected to involve significant equity investments and bank borrowings.

        The Company is in the process of negotiating a power sale agreement with the Karnataka State Electricity Board and will be seeking a payment guarantee from the state government. The project is subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, and other agreements with third parties. No assurance can be given that these conditions or agreements will be satisfied on a timely basis, or at all.

    Engineered Clean Fuels

        KFx, Fuel Partners, L.P. In August 1995, the Company, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc. (the Partnership) a subsidiary of KFx, Inc., to develop, construct, and operate a subbituminous coal beneficiation plant to be constructed near Gillette, Wyoming. The Partnership has been granted, in exchange for certain future contingent royalty payments, a nonexclusive right and license to use certain patented clean coal technology (K-Fuel) to create a low-moisture, high-energy fuel with

                                       10PAGE
    reduced sulfur that will help coal-burning utilities meet the SO2 emission restrictions contained in the Clean Air Act. See "Regulatory Matters -- Domestic Energy Regulation." The Partnership procured a 24-acre site for construction of the plant and began construction in August 1995 under a third party, turnkey construction contract. The plant is expected to begin operations during the first half of fiscal 1998. In return for a 95% equity interest in the plant, the Company has provided $50 million, and is committed to provide up to an additional $5 million, for the design, construction, and operation of the plant. During 1996, the U.S. government enacted legislation granting an 18-month extension of the Oil Barrel Equivalent tax credit for facilities producing alternative fuels, such as K-fuel. To be eligible, companies must enter into binding, written contracts for the construction of the facility, by December 31, 1996, and facilities must be placed in service no later than June 30, 1998. In light of the new legislation, the Company has adjusted its construction schedule in consideration of these deadlines. During the first quarter of fiscal 1997, a fire occurred at the Company's facility. Damage from the fire was restricted to an oil heater and auxiliary oil storage tank and is unrelated to the plant's four coal processors. Substantially all repair costs are expected to be covered by insurance proceeds. The fire has caused certain delays with respect to the commencement of commercial operations of the facility. In addition, the Company is currently experiencing certain construction problems including issues relating to the flow of material within the facility and design and operation of certain pressure-release equipment which will further delay the commencement of the facility's commercial operations. The Company expects to complete repairs and resolve these construction problems in time to begin commercial operation of the facility during the first half of fiscal 1998. However, because the technology being developed is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these construction problems and commence commercial operations prior to the end of the first half of fiscal 1998, or at all.

        In fiscal 1995, the Company purchased 1,500,000 shares of KFx Inc. common stock for $3.0 million, representing an approximate 7% equity interest in the Company. In fiscal 1996, the Company purchased an additional 1,500,000 shares of KFx common stock for $3,000,000, representing an additional 7% equity interest in KFx. In 1997, the Company purchased an additional 1,250,000 shares of KFx common stock for $2,500,000, bringing its total equity interest in KFx to approximately 18%. The Company has warrants, exercisable from January 1, 2000, through July 1, 2001, to purchase 7,750,000 shares at $3.65 per share. In addition, the Company has the right to purchase further shares at that time for then fair market value so that when added to all other shares of KFx common stock owned by the Company, would result in the Company owning up to a total 51% equity interest in KFx on a fully diluted basis. See
    Note 2 of Notes to Consolidated Financial Statements in the Registrant's Fiscal 1997 Annual Report to Shareholders incorporated by reference into
    Item 8 hereof.

                                       11PAGE

    Biopesticides

        In May 1996, the Company, through two of its wholly owned subsidiaries, acquired the assets of the biopesticide division of W.R. Grace & Co. (renamed Thermo Trilogy) that develops, manufactures, and markets environmentally friendly products used for pest control, for approximately $8.1 million in cash and the assumption of certain liabilities. In addition, the Company will pay a royalty fee of seven percent on annual sales of the acquired business in excess of $14 million through the year 2000. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc. through bankruptcy liquidation for approximately $11.2 million and the assumption of certain liabilities. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt)- biopesticide business of Novartis AG and its affiliate for approximately $19.1 million in cash and the assumption of certain liabilities.

        Thermo Trilogy is a leading biopesticide company with a broad range of biopesticide products. Products produced by Thermo Trilogy include botanical extracts from the seed of tropical neem trees, microbial-based pesticides (fungal-based insecticides and fungicides, bacculovirus, beneficial nematodes, and Bts), insect pheromone-based products such as traps and lures, and disease-free sugarcane planting stock. As compared to the conventional chemical pesticides, most of Thermo Trilogy's products are derived from natural origins with minimal or no toxicity, and are environmentally friendly as they have minimal or no residue and do not harm beneficial insects. Thermo Trilogy's products are used primarily by agricultural farmers, consumers, and pest-control operators and are sold through various distribution channels worldwide.

        Market acceptance of the Company's biopesticide products depends in part on educating customers on the benefits of the Company's products compared to conventional chemical pesticides. Although response from growers to date has been positive, there is no assurance that the Company will be able to obtain satisfactory levels of market acceptance. Additionally, until its acquisition of the biopesticide division of W.R. Grace, the Company had no experience in product marketing and merchandising. There is no assurance that the Company will be successful selling its biopesticide products to the agricultural market.

    Regulatory Matters

        The Company is subject to energy and environmental laws and regulations at the federal, state, local, and international levels in connection with the development, ownership, and operation of its plants. Federal laws and regulations govern power purchase and sale transactions with regulated utility companies, the types of fuel that may be used by a plant, the ownership of a plant, the plant's efficiency, and the type and use of combustion and pollution-control technology at a plant. State utility regulatory commissions must establish the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from nonutility generators. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over

                                       12PAGE
    nonutility electric power plants. Energy-producing projects also are subject to federal, state, local, and international laws, as well as administrative regulations governing the emissions and other substances produced by a plant, and geographical location, zoning, and land use.

        Public Utility Regulatory Policies Act of 1978, as amended (PURPA). The U.S. market for nonutility generators developed after the passage of PURPA. Prior to the passage of PURPA, regulated utilities were the primary producers of electric power. PURPA was passed in the wake of the energy crises of the 1970s as a means to increase energy efficiency and foster the development of alternative power generation technologies. The 1978 enactment of PURPA and the adoption of regulations thereunder by the Federal Energy Regulatory Commission (FERC) provided incentives for the development of cogeneration and small power-production facilities.

        A domestic electricity-generating project must be a Qualifying Facility (QF), in order to take advantage of certain rate and regulatory incentives provided by PURPA. To qualify as a QF, a plant must be a cogeneration facility or small power producer (less than 80 megawatts) that burns waste or alternative fuels, and an electric utility or its subsidiary must not own more than 50% of the economic interest in the plant. PURPA exempts QFs from the Public Utility Holding Company Act of 1935 (PUHCA), most provisions of the Federal Power Act (the FPA) and, except under certain limited circumstances, state laws concerning rate or financial regulation. Each of the plants that the Company currently owns and/or operates meets the requirements under PURPA necessary for QF status.

        PURPA provides two primary benefits to QFs. First, QFs are relieved of compliance with extensive federal, state, and local regulations that control the development, financial structure, and operation of any energy-producing plant and the prices and terms on which energy may be sold by the plant. Second, FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs, at a price based on the purchasing utility's full "avoided cost." This is defined as the incremental cost to an electric utility of electric energy or capacity that the utility would have to generate itself or purchase from another source if it did not have power available from the QF. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided-costs. While public utilities are not explicitly required by PURPA to enter into long-term contracts, PURPA helped to create a regulatory environment in which it has become common for long-term contracts to be negotiated. While all of the Company's existing projects have long-term power sale agreements at rates equal to or greater than the utilities' current avoided-costs, the current practice is for most power sale agreements to be awarded at a rate below avoided-cost, due to increasing competition for utility contracts. Moreover, whereas in the 1980s power sale agreements were often entered into as a result of negotiations between a nonutility generator and a utility, increasingly, these agreements are the subject of competitive bidding, which tends to lower the price that a nonutility generator may receive for power. Currently, the demand for the construction of cogeneration plants has significantly diminished in the U.S.; therefore, the Company does not anticipate

                                       13PAGE
    entering into any new construction projects of this type in the near future.

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

        National Energy Policy Act. In 1992, Congress enacted comprehensive new energy policy legislation in its passage of the National Energy Policy Act. This law is primarily designed to foster competition in energy production and provide nonutility generators with competitive access to the transmission grid. To achieve these goals, the National Energy Policy Act amended PUHCA to create Exempt Wholesale Generators
    (EWGs), a new class of generating facility that is exempt from public utility regulation under PUHCA. An EWG is an entity determined by FERC to be exclusively engaged, directly or indirectly, in the business of owning

                                       14PAGE
    and/or operating certain eligible facilities and selling energy wholesale. EWGs may own facilities of any size, use any fuel source, and may be owned by utilities or nonutilities. EWGs may not own transmission facilities or otherwise exert market control. The National Energy Policy Act also provides new authority to FERC to mandate that owners of electric transmission lines provide wheeling access to non-utility generators at just and reasonable rates. Previously limited, wheeling rights enhance the ability of nonutility generators to negotiate transmission access and encourage development of facilities whose most feasible siting lies outside the purchasing utility's service area. The Company believes that the National Energy Policy Act could benefit the Company by expanding its ability to own and operate facilities that do not qualify for QF status. However, this legislation may also result in increased competition by allowing utilities and others to develop such facilities without being subject to the constraints of PUHCA.

        State Regulation. State public utility commissions (PUCs) have broad authority to regulate the rates, expenses, financings, and power sale transactions of regulated electric utilities. Since a power sale agreement will become a part of a utility's expenses (and therefore will be reflected in its rates), sale agreements with nonutility generators typically fall under the regulatory purview of PUCs. Recognizing the competitive nature of the acquisition process, most PUCs will permit utilities to "pass through" expenses associated with an independent power contract to the utility's retail customers.

        Nonutility generators (including EWGs) that are not QFs under PURPA are considered to be public utilities in many states, and are subject to broad regulation by PUCs - ranging from the requirement of certificates of public convenience and necessity - to regulation of organizational, accounting, financial, and other corporate matters. Although FERC generally has exclusive jurisdiction over the rates charged by such a producer to its wholesale customers, PUCs have the ability, in practice, to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of the purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of facilities, and over the issuance of securities and the sale or other transfer of assets by these facilities.

        Certain states have adopted or are considering legislation that will remove many of the restrictions that currently limit the ability of nonutility generators to sell electrical power directly to industrial and commercial customers. The Company believes that the removal of these restrictions will result in greater competition and greater opportunities to negotiate power sale agreements with industrial and commercial customers and may result in state PUC's attempting to reduce, or forcing the renegotiation of, fixed rates or contracts. Although the Company believes that the trend in the power market is toward deregulation, to date, only a few states have passed any such legislation, and there can be no assurance that any further similar legislation will ultimately be passed.

                                       15PAGE

        EPA and Related-state Regulation. No pesticide may be manufactured, used or sold without federal and state approvals. Such approvals, called registrations, must be obtained for each individual product formulation for use on specific pests for specific crops. Adding new uses, new pests, new crops or new formulations requires submission of additional applications or data for approval.

        The U.S. Environmental Protection Agency (EPA) regulates pesticides under the Federal Insecticide, Fungicide, and Rodenticide Act and implementing EPA regulations. To obtain a pesticide registration from the EPA, the applicant must submit extensive field test data evidencing product effectiveness, nontargeted organism testing, environmental impact studies, residue chemistry, and toxicity studies on plants and animals. Initial product registrations can take many years to obtain, and an applicant may incur considerable additional delay and expense if the EPA requests further testing and data. To promote the development and use of biopesticides, the EPA has established special guidelines for their registration which are set out in subdivision M of the EPA's Pesticide Assessment Guidelines which generally require less time and expense than that required for synthetic pesticides.

        As a part of the pesticide registration process, the applicant must submit labeling data describing the chemical composition of the pesticide, concentrations, manufacturer directions for application, pest and crop use, and cautionary and warning statements to be put on all packaging of the pesticides. All pesticide packages must contain the approved label and no changes can be made to the label without EPA approval.

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

        Foreign countries may also require extensive testing and data submission before pesticides can be manufactured or sold in such foreign country. The relevant regulations vary from country to country and may be stricter and more difficult and costly to comply with than EPA's regulations. Some of the Company's products are registered for sale in Belgium, Spain, Morocco, Mexico, India, Taiwan, Thailand, Malaysia, Japan, and Israel.

        The Company's activities may also be subject to regulation under other state, federal, and foreign government laws and regulations governing employee and public health and safety, environmental pollution, clean water, disposal of hazardous wastes, manufacture of chemicals, product liability, food and agriculture applications, and public disclosure of the use of chemicals.

                                       16PAGE

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

        (vii) Dependency on a Single Customer

        The Company derived 10% or more of its revenues during the past three years from its three most significant electric utility customers: PSNH, SCE, and PG&E. Revenues from these three customers as a percentage of total revenues were approximately 18%, 31%, and 32%, respectively, in fiscal 1997.

        (viii) Backlog

        Not applicable.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        The worldwide independent power market now consists of numerous companies, ranging from small startups to multinational industrial companies. In addition, a number of regulated utilities have created subsidiaries that compete as nonutility generators. Nonutility generators

                                       17PAGE
    often specialize in market "niches," such as a specific technology or fuel (i.e., gas-fired cogeneration, refuse-to-energy, hydropower, geothermal, wind, solar, wood, or coal) or a specific region of the country where they believe they have a market advantage. However, many nonutility generators, seek to develop projects powered by the best fuel available. Many companies in this market have substantially greater financial, technical, and operational resources than the Company. The Company competes primarily on the basis of project experience, technical expertise, capital resources, and power pricing. The market in which the Company's biopesticide business competes is highly competitive and subject to rapid technological change. Many of the Company's competitors are large chemical and pharmaceutical companies with greater financial, marketing, and technological resources than the Company. The Company's biopesticide business competes primarily based on performance and effectiveness, and also on price, ease of application, and environmental impact of use.

        (xi) Research and Development

        During fiscal 1997 and 1996, the Company expended approximately $1,597,000 and $693,000, respectively, on internally sponsored research and development programs. No amounts were expended on research and development programs during fiscal 1995.

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

                                       18PAGE

        The Company does not believe that it will be required to make material capital expenditures to comply with existing environmental regulations.

        (xiii) Number of Employees

        As of September 27, 1997, the Company employed, directly and through its Operating Companies and subsidiary, a total of 275 employees. None of the employees of the Company or the Operating Companies is represented by a labor union, and the Company considers its relations with its employees to be good.

    (d) Financial Information about Exports by Domestic Operations and about Foreign Operations

        Not applicable.

    (e) Executive Officers of the Registrant

                                   Present Title (Year First Became
    Name                    Age    Executive Officer)
    -----------------------------------------------------------------------
    Brian D. Holt           48     President and Chief Executive
                                     Officer (1994)
    John N. Hatsopoulos*    63     Chief Financial Officer and
                                     Vice President (1989)
    Parimal S. Patel        54     Executive Vice President, Project
                                     Finance (1989)
    Brian P. Chatlosh       38     Vice President, Business Development
                                       (1996)
    Robert R. Fini          55     Vice President, Technical
                                     Services (1994)
    Floyd M. Gent           48     Vice President, Asset
                                     Management (1994)
    Randall W. Miselis      44     Vice President, Accounting and
                                     Administration (1996)
    Robert P. Nordstrom     55     Vice President, Business Development,
                                     Asia (1996)
    Paul F. Kelleher        55     Chief Accounting Officer (1989)

    * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers.

        All of the Company's executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. All executive officers, except Messrs. Holt, Chatlosh, Gent, Miselis, and Nordstrom have held comparable positions for at least five years either with the Company or Thermo Electron. Mr. Holt has been President and Chief Executive Officer of the Company since February 1994, and a Director since January 1995. For more than five years prior to that time, he was President and Chief Executive Officer of Pacific Generation Company, a financier, builder, owner, and operator of independent power facilities. Mr. Chatlosh has been Vice President, Business Development since January 1996 and has worked for the Company in various managerial

                                       19PAGE
    capacities in business development since 1993. Prior to joining the Company, Mr. Chatlosh worked for Oxbow Power Corporation, an independent power company, in various managerial capacities in project development from 1986 to 1992. Mr. Gent has been Vice President, Asset Management of the Company since September 1994. For more than five years prior to that time, Mr. Gent held various positions, most recently as Executive Vice President, at KTI Environmental Group, a developer, owner, and operator of waste-to-energy plants. Mr. Miselis has been Vice President of Accounting and Administration since January 1996 and has worked for the Company in various accounting capacities since November 1988. Mr. Nordstrom has been Vice President of Business Development, Asia, since January 1996 and has worked for the Company in various managerial capacities within marketing, project development, and operations since 1984. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

        The Company's corporate headquarters are located in Waltham, Massachusetts, and consist of approximately 15,000 square feet that are occupied pursuant to a lease expiring in 2003. The Company also leases office space in Calcutta, India; Bangalore, India; Prague, Czech Republic; and Roseville, California. The Company's other properties consist of the power plants described under "Operating Projects." The Company owns all of the land on which the plants are built.

        Thermo Trilogy's corporate headquarters are located in Columbia, Maryland, where it leases 17,000 square feet of space for office, laboratory, warehouse, and fermentation pilot plant use. Thermo Trilogy also leases a 26,000 square foot building, in which it has built a formation/formulation facility in Decatur, Illinois. Thermo Trilogy owns an 80,000 square foot formentation/formulation facility in Wasco, California. Thermo Trilogy's wholly owned subsidiary in the U.K. leases a 20,000 square foot pheromone trap and lure manufacturing facility.

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

                                       20PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Shareholder
            Matters

        Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1997 Annual Report to Shareholders and is incorporated herein by reference.


    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements and Supplementary Data are included in Registrant's Fiscal 1997 Annual Report to Shareholders and are incorporated herein by reference.


    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

        Not applicable.

                                       21PAGE

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

                                       22PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a, d) Financial Statements and Schedule

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

       (b) Reports on Form 8-K

           The Company filed a Current Report on Form 8-K dated August 26, 1997, pertaining to the acquisition of the assets of biosys, inc.

       (c) Exhibits

             See Exhibit Index on the page immediately preceding exhibits.

                                       23PAGE

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

  Date: December 8, 1997            THERMO ECOTEK CORPORATION

                                    By: Brian D. Holt
                                        -------------------------
                                        Brian D. Holt
                                        President and
                                          Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 8, 1997.

  Signature                          Title
  ---------                          -----

  By:  Brian D. Holt               President, Chief Executive Officer,
      -----------------------------     and Director
      Brian D. Holt

  By: John N. Hatsopoulos          Chief Financial Officer, Vice President,
      -----------------------------     and Director
      John N. Hatsopoulos

  By: Paul F. Kelleher             Chief Accounting Officer
      -----------------------------
      Paul F. Kelleher

  By:                                Chairman of the Board and Director
      -----------------------------
      Frank Jungers

  By: Jerry P. Davis                 Director
      -----------------------------
      Jerry P. Davis

  By: Dr. George N. Hatsopoulos      Director
      -----------------------------
      Dr. George N. Hatsopoulos

  By: William A. Rainville           Director
      -----------------------------
      William A. Rainville

  By: Susan F. Tierney               Director
      -----------------------------
      Susan F. Tierney

                                       24PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Thermo Ecotek Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Ecotek Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 3, 1997 (except with respect to the matters discussed in Note 15, as to which the date is November 26, 1997). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 23 is the responsibility of the Company's management and is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                             Arthur Andersen LLP



    Boston, Massachusetts
    November 3, 1997

                                       25PAGE

    SCHEDULE I

                            THERMO ECOTEK CORPORATION
                  Condensed Financial Information of Registrant
                          Unconsolidated Balance Sheet


                                                September 27,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    ASSETS
    Current Assets:
      Cash and cash equivalents                      $ 69,465       $ 52,728
      Accounts and notes receivable from
        subsidiaries                                    3,789          2,883
      Prepaid income taxes and prepaid expenses         4,351          2,082
      Current portion of note receivable and other
        current assets                                     23            965
                                                     --------       --------
                                                       77,628         58,658
                                                     --------       --------
    Investment in Subsidiaries (on the equity
      method)                                         233,513        196,135
                                                     --------       --------
    Office Equipment, at Cost                             237            340
    Less: Accumulated Depreciation                       (184)          (251)
                                                     --------       --------
                                                           53             89
                                                     --------       --------
    Long-term Available-for-sale Investments, at
      Quoted Market Value (amortized cost of $8,504
      and $6,004)                                      12,497         20,254
                                                     --------       --------
    Deferred Debt Expense                               1,432            807
                                                     --------       --------
    Due from Parent Company                            10,164         12,116
                                                     --------       --------
                                                     $335,287       $288,059
                                                     ========       ========

                                       26PAGE

    SCHEDULE I

                            THERMO ECOTEK CORPORATION
                  Condensed Financial Information of Registrant
                    Unconsolidated Balance Sheet (continued)


                                                September 27,  September 28,
    (In thousands)                                       1997           1996
    ------------------------------------------------------------------------
    LIABILITIES AND SHAREHOLDERS' INVESTMENT
    Current Liabilities:
      Accounts payable                               $    162       $    114
      Accrued expenses                                  6,048          5,750
      Due to parent company                             1,219          1,448
                                                     --------       --------
                                                        7,429          7,312
                                                     --------       --------
    Long-term Obligations:
      Noninterest-bearing subordinated
        convertible debentures                         12,148         31,727
      4% Subordinated convertible debentures, due
        to parent company                              68,500         68,500
      4.875% Subordinated convertible debentures       50,000              -
                                                     --------       --------
                                                      130,648        100,227
                                                     --------       --------
    Deferred Income Taxes                              49,934         42,633
                                                     --------       --------
    Other Deferred Items                                    -          8,200
                                                     --------       --------
    Shareholders' Investment:
      Common stock                                      2,598          1,617
      Capital in excess of par value                   95,573         74,740
      Retained earnings                                67,593         45,048
      Treasury stock                                  (20,872)          (481)
      Cumulative translation adjustment                   (52)             -
      Net unrealized gain on available-for-sale
        investments                                     2,436          8,763
                                                     --------       --------
                                                      147,276        129,687
                                                     --------       --------
                                                     $335,287       $288,059
                                                     ========       ========

                                       27PAGE

SCHEDULE I

                            THERMO ECOTEK CORPORATION
                  Condensed Financial Information of Registrant
                       Statement of Unconsolidated Income

                                                                       Nine
                                   Year Ended      Year Ended     Months Ended
                                  September 27,   September 28,    September 30,
(In thousands)                        1997            1996             1995
------------------------------------------------------------------------------
Revenues                            $ 8,200          $     -         $     -
Equity in Earnings of Subsidiaries   39,817           34,148          23,329
                                    -------          -------         -------
                                     48,017           34,148          23,329
                                    -------          -------         -------
General and Administrative Expenses  10,219            9,404           6,686
                                    -------          -------         -------
Operating Income                     37,798           24,744          16,643
Interest Income (Expense), Net         (838)             307            (352)
                                    -------          -------         -------
Income Before Provision for
  Income Taxes                       36,960           25,051          16,291
Provision for Income Taxes           14,415            7,271           6,027
                                    -------          -------         -------
Net Income                          $22,545          $17,780         $10,264
                                    =======          =======         =======

                                       28PAGE

SCHEDULE I

                            THERMO ECOTEK CORPORATION
                  Condensed Financial Information of Registrant
                     Statement of Unconsolidated Cash Flows

                                                                       Nine
                                   Year Ended      Year Ended     Months Ended
                                  September 27,   September 28,    September 30,
(In thousands)                        1997            1996             1995
-------------------------------------------------------------------------------
Operating Activities:
  Net income                        $ 22,545        $ 17,780        $ 10,264
  Adjustments to reconcile net
    income to net cash used in
    operating activities:
      Depreciation and amortization      513             182              54
      Deferred revenue                (8,200)              -               -
      Deferred income tax expense     10,715           3,086           3,987
      Equity in earnings of
        subsidiaries                 (39,817)        (34,148)        (23,329)
      Changes in current accounts:
        Accounts and notes
          receivable from
          subsidiaries                  (906)            282          (1,823)
        Other assets                      55           1,520           5,526
        Accounts payable                  48              18            (470)
        Accrued expenses                  99            (804)          3,633
        Due (to) from parent
          company                      3,471           5,181             (91)
                                    --------        --------        --------
Net cash used in operating
  activities                         (11,477)         (6,903)         (2,249)
                                    --------        --------        --------
Investing Activities:
  Acquisitions, net of cash
    acquired                         (10,865)         (8,088)               -
  Purchase of available-for-sale
    investments                       (2,500)         (3,004)         (2,030)
  Purchases of property, plant,
    and equipment                        (15)             (8)            (26)
  Distribution from (investment
    in) subsidiaries                  13,315          (9,828)          7,843
                                    --------        --------        --------
Net cash provided by (used in)
  investing activities              $    (65)       $(20,928)       $  5,787
                                    --------        --------        --------

                                       29PAGE

SCHEDULE I

                            THERMO ECOTEK CORPORATION
                  Condensed Financial Information of Registrant
               Statement of Unconsolidated Cash Flows (continued)


                                                                       Nine
                                   Year Ended      Year Ended     Months Ended
                                  September 27,   September 28,    September 30,
(In thousands)                        1997            1996             1995
-------------------------------------------------------------------------------
Financing Activities:
  Net proceeds from issuance of
    subordinated convertible
    debentures                      $ 48,470        $ 35,942        $      -
  Repurchases of Company common
    stock                            (19,743)              -               -
  Net proceeds from issuance of
    Company common stock                (417)          5,026          27,575
                                    --------        --------        --------
Net cash provided by financing
  activities                          28,310          40,968          27,575
                                    --------        --------        --------
Exchange Rate Effect on Cash             (31)              -               -
                                    --------        --------        --------
Increase in Cash and Cash
  Equivalents                         16,737          13,137          31,113
Cash and Cash Equivalents at
  Beginning of Period                 52,728          39,591           8,478
                                    --------        --------        --------
Cash and Cash Equivalents at
  End of Period                     $ 69,465        $ 52,728        $ 39,591
                                    ========        ========        ========

                                       30PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
      2.1       Asset Purchase Agreement among Thermo Trilogy
                Corporation, Thermo Ecotek International Holdings, Inc., and W.R. Grace & Co. - Conn. dated March 5, 1996 (filed as Exhibit 2 to the Registrant's Quarterly Report on
                Form 10-Q for the quarter ended March 30, 1996 [File No.
                1-13572] and incorporated herein by reference).

      2.2 Asset Purchase Agreement among Thermo Trilogy Corporation, biosys, inc., Crop Genetics International Corporation, and AgriDyne Technologies, Inc. dated December 24, 1996 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 31, 1997 [File No. 1-3572] and incorporated herein by reference).

      3.1 Certificate of Incorporation, as amended, of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

      3.2 By-Laws of the Registrant (filed as Exhibit 3.2 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

      4.1 Fiscal Agency Agreement dated as of March 14, 1996, among the Registrant, Thermo Electron Corporation, and Chemical Bank as fiscal agent, relating to $37 million principal amount of noninterest-bearing subordinated convertible debentures due 2001 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1996 [File No. 1-13572] and incorporated herein by reference).

      4.2 Fiscal Agency Agreement dated as of April 15, 1997, among the Registrant, Thermo Electron Corporation, and Bankers Trust Company as fiscal agent, relating to $50 million principal amount of 4 7/8% Convertible Subordinated Debentures due 2004 (filed as Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 29, 1997 [File No. 1-13572] and incorporated herein by reference).

     10.1       Asset Transfer Agreement between Thermo Electron
                Corporation and the Registrant dated January 2, 1990 (filed as Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       31PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.2       Corporate Services Agreement dated January 3, 1993,
                between Thermo Electron Corporation and the Registrant
                (filed as Exhibit 10.2 to the Registrant's Registration
                Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.3 Thermo Electron Corporate Charter as amended and restated effective January 3, 1993 (filed as
                Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.4 Amended and Restated Tax Allocation Agreement dated as of December 4, 1996, between Thermo Electron and the Registrant (filed as Exhibit 10.4 to the Registrant's Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13572] and incorporated herein by reference).

     10.5 Master Repurchase Agreement dated as of January 1, 1994, between the Registrant and Thermo Electron Corporation.

     10.6 Master Reimbursement and Loan Agreement dated as of January 1, 1994, between Thermo Electron and the Registrant (filed as Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.7 Lease Agreement dated as of December 2, 1991, between Thermo Electron and the Registrant (filed as
                Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

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

     10.10 Power Purchase Agreement between Mendota Biomass Power, Ltd. and Pacific Gas and Electric Company dated May 7, 1984 (filed as Exhibit 10.10 to the Registrant's
                Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       32PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.11      Project Lease between Chrysler Capital Corporation and
                Mendota Biomass Power, Ltd. dated October 30, 1989
                (filed as Exhibit 10.11 to the Registrant's Registration
                Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

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

     10.16 Leasing Agreement between BankBoston Leasing Services Inc. and Gorbell Thermo Electron Power Company dated December 24, 1987 (filed as Exhibit 10.15 to the Registrant's Registration Statement on Form S-1
                [Reg. No. 33-86682] and incorporated herein by reference).

     10.17 Amended and Restated Wood Supply Contract between Linkletter and Sons and Gorbell Thermo Electron Power Company dated January 15, 1993 (filed as Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       33PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.18      Power Purchase Agreement between Gorbell Thermo Electron
                Power Company and Central Maine Power Company dated
                February 3, 1984, as amended (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form S-1
                [Reg. No. 33-86682] and incorporated herein by reference).

     10.19 Reduced Power Operation Agreement between Gorbell Thermo Electron Power Company and Central Maine Power Company dated January 14, 1994 (filed as Exhibit 10.18 to the Registrant's Registration Statement on Form S-1
                [Reg. No. 33-86682] and incorporated herein by reference).

     10.20 Joint Venture Agreement establishing Gorbell Thermo Electron Power Company dated September 13, 1985 (filed as Exhibit 10.19 to the Registrant's Registration
                Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.21 Leasing Agreement between BankBoston Leasing Services, Inc. and Hemphill Power and Light Company dated December 23, 1987 (filed as Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

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

                                       34PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.26      Joint Venture Agreement establishing Hemphill Power and
                Light Company dated June 4, 1985 (filed as Exhibit 10.25
                to the Registrant's Registration Statement on Form S-1
                [Reg. No. 33-86682] and incorporated herein by reference).

     10.27 Letter Agreement dated July 15, 1988, among the partners of Hemphill Power and Light Company amending various agreements (filed as Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.28 Letter Agreement dated January 1, 1990, between the partners of Hemphill Power and Light Company (filed as
                Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.29 Assignment and Assumption Agreement of Delano II plant by Delano Energy Company, Inc. dated December 1, 1993 (filed as Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.30 Loan Agreement between California Pollution Control Financing Authority ("CPCFA") and Delano Energy Company, Inc. dated August 1, 1989, as supplemented on May 1, 1990 (Delano I; filed as Exhibit 10.29 to the
                Registrant's Registration Statement on Form S-1
                [Reg. No. 33-86682] and incorporated herein by reference).

     10.31 Indenture of Trust between CPCFA and Bankers Trust Company dated August 1, 1990, as supplemented on May 1, 1990 (Delano I; filed as Exhibit 10.30 to the
                Registrant's Registration Statement on Form S-1
                [Reg. No. 33-86682] and incorporated herein by reference).

     10.32 Indenture of Trust between CPCFA and Bankers Trust Company dated October, 1991 (Delano II; filed as
                Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.33 Loan Agreement between CPCFA and Delano Energy Company, Inc. dated October 1, 1991 (filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                                       35PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.34      Power Purchase Contract between Southern California
                Edison Co. and Signal Delano Energy Company, Inc. dated
                July 31, 1987 (filed as Exhibit 10.33 to the
                Registrant's Registration Statement on Form S-1
                [Reg. No. 33-86682] and incorporated herein by reference).

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

     10.39 Power Purchase Agreement between Woodland Biomass Power, Ltd. and Pacific Gas & Electric Company dated May 7, 1987 (filed as Exhibit 10.38 to the Registrant's
                Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

     10.40 Stock Purchase Agreement dated as of August 18, 1995, between the Registrant and KFx, Inc. (filed as Exhibit
                10.40 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the commission upon request.

                                       36PAGE

                                  EXHIBIT INDEX


    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.41      Stock Purchase Warrant issued by KFx, Inc. to the
                Company dated August 18, 1995 (filed as Exhibit 10.41 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

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

     10.44 Turnkey Design and Construction Agreement dated as of August 18, 1995, between KFx Fuel Partners, L.P. and Walsh Construction Company, a Division of Guy F. Atkinson Company (filed as Exhibit 10.44 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934).

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

                                       37PAGE

                                  EXHIBIT INDEX
    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.47      Nonqualified Stock Option Plan of the Registrant (filed
                as Exhibit 10.45 to the Registrant's Registration
                Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,350,000 shares, after giving affect to share increase approved in December 1993 and 3-for-2 stock split effected in October 1996).

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

     10.51 Thermo Ecotek Corporation - Thermo Trilogy Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13572] and incorporated herein by reference).

     10.52 Thermo Trilogy Corporation Equity Incentive Plan (filed as Exhibit 10.52 to the Registrant's Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13572] and incorporated herein by reference.

     10.53 Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.43 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

                In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation, for services rendered to the Registrant or such affiliated corporations. Such plans were filed as Exhibits 10.21 through 10.45 to the Annual Report on Form 10-K of Thermo Electron Corporation for the fiscal year ended December 28, 1996 [File No. 1-8002] and are incorporated herein by reference.
                                       38PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number      Description of Exhibit
    ------------------------------------------------------------------------
     10.54      Restated Stock Holding Assistance Plan and Form of
                Promissory Note.

     11         Statement re: Computation of Earnings per Share.

     13 Annual Report to Shareholders for the fiscal year ended September 27, 1997 (only those portions incorporated herein by reference).

     21         Subsidiaries of the Registrant.

     23         Consent of Arthur Andersen LLP.

     27         Financial Data Schedule.