Form 10-Q
period 1998-01-03
THERMO ECOTEK CORP
filed 1998-02-10
CIK 864960

SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended January 3, 1998.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                Outstanding at January 30, 1998
         ----------------------------    -------------------------------
         Common Stock, $.10 par value               24,375,995
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                   January 3,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents                      $ 54,480       $ 83,540
      Restricted funds                                 14,104         20,773
      Accounts receivable and unbilled revenues        33,572         33,039
      Inventories:
        Raw materials and supplies                     15,975         11,886
        Work in process and finished goods              7,301          2,030
      Prepaid income taxes                              4,467          4,298
      Other current assets                              1,449          1,728
                                                     --------       --------
                                                      131,348        157,294
                                                     --------       --------

    Property, Plant, and Equipment, at Cost           352,203        328,837
      Less: Accumulated depreciation and
            amortization                               70,831         65,770
                                                     --------       --------
                                                      281,372        263,067
                                                     --------       --------
    Due from Parent Company                            10,164         10,164
                                                     --------       --------
    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $8,504 in fiscal 1998 and 1997)               14,879         12,497
                                                     --------       --------
    Restricted Funds                                   21,175         20,905
                                                     --------       --------
    Other Assets                                       19,511         21,378
                                                     --------       --------
                                                     $478,449       $485,305
                                                     ========       ========



                                        2PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                   January 3,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------
    Current Liabilities:
      Current portion of long-term obligations       $ 31,183       $ 35,012
      Accounts payable                                  3,028          4,031
      Lease obligations payable                         5,544          1,736
      Accrued interest                                    949          3,524
      Other accrued expenses                           21,751         21,022
      Due to parent company                               956          1,255
                                                     --------       --------
                                                       63,411         66,580
                                                     --------       --------

    Long-term Obligations:
      Nonrecourse tax-exempt obligations               37,600         51,800
      Subordinated convertible debentures (includes
        $68,500 due to parent company in fiscal
        1998 and 1997)                                126,618        130,648
      Capital lease obligations                        17,204         22,242
                                                     --------       --------
                                                      181,422        204,690
                                                     --------       --------
    Deferred Income Taxes                              54,188         49,934
                                                     --------       --------
    Other Deferred Items                               16,157         13,521
                                                     --------       --------
    Minority Interest                                   7,951          3,304
                                                     --------       --------
    Shareholders' Investment:
      Common stock, $.10 par value, 50,000,000
        shares authorized; 26,275,395 and
        25,978,198 shares issued                        2,628          2,598
      Capital in excess of par value                   99,506         95,573
      Retained earnings                                76,851         67,593
      Treasury stock at cost, 1,860,061 and
        1,477,250 shares                              (27,544)       (20,872)
      Cumulative translation adjustment                    (9)           (52)
      Net unrealized gain on available-for-sale
        investments                                     3,888          2,436
                                                     --------       --------
                                                      155,320        147,276
                                                     --------       --------
                                                     $478,449       $485,305
                                                     ========       ========
    The accompanying notes are an integral part of these consolidated financial statements.

                                        3PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                    Three Months Ended
                                                ---------------------------
                                                January 3,     December 28,
    (In thousands except per share amounts)           1998             1996
    -----------------------------------------------------------------------
    Revenues                                       $47,809          $38,514
                                                   -------          -------
    Costs and Operating Expenses:
      Cost of revenues (includes $1,523 and
        $1,241 to related parties)                  31,395           26,228
      Selling, general, and administrative
        expenses (includes $478 and $412 to
        related parties)                             5,574            2,819
                                                   -------          -------
                                                    36,969           29,047
                                                   -------          -------

    Operating Income                                10,840            9,467

    Interest Income                                  1,540            1,396
    Interest Expense (includes $685 to parent
      company in fiscal 1998 and 1997)              (3,621)          (3,537)
    Gain on Issuance of Stock by Subsidiary
      (Note 3)                                       4,055                -
    Equity in Earnings (Loss) of Joint Venture          43              (26)
                                                   -------          -------
    Income Before Provision for Income Taxes and
      Minority Interest                             12,857            7,300
    Provision for Income Taxes                       3,326            2,749
    Minority Interest Expense                          273              251
                                                   -------          -------
    Net Income                                     $ 9,258          $ 4,300
                                                   =======          =======
    Earnings per Share (Note 4):
      Basic                                        $   .38          $   .18
                                                   =======          =======
      Diluted                                      $   .25          $   .12
                                                   =======          =======
    Weighted Average Shares (Note 4):
      Basic                                         24,412           24,507
                                                   =======          =======
      Diluted                                       39,456           37,882
                                                   =======          =======

    The accompanying notes are an integral part of these consolidated financial statements.

                                        4PAGE

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands)                                       1998           1996
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                     $  9,258       $  4,300
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Minority interest expense                       273            251
          Depreciation and amortization                 5,540          5,160
          Gain on issuance of stock by subsidiary
            (Note 3)                                   (4,055)             -
          Increase in deferred income taxes             3,324          2,749
          Changes in current accounts, excluding
            the effect of acquisition:
              Restricted funds                          6,669        (14,252)
              Accounts receivable and unbilled
                revenues                                 (553)         6,233
              Inventories                                (638)        (1,684)
              Other current assets                        279            497
              Accounts payable                         (1,006)         1,213
              Lease obligations payable                 3,808          3,808
              Due to parent company                      (299)          (650)
              Other current liabilities                (2,220)           (51)
                                                     --------       --------
    Net cash provided by operating activities          20,380          7,574
                                                     --------       --------
    Investing Activities:
      Acquisition (Note 2)                            (19,100)             -
      Funding of long-term restricted funds              (270)        (2,133)
      Increase in other deferred items                  2,636          1,633
      Increase in other assets                           (193)             -
      Purchases of property, plant, and equipment     (11,128)        (6,570)
                                                     --------       --------
    Net cash used in investing activities             (28,055)        (7,070)
                                                     --------       --------
    Financing Activities:
      Repayment of long-term obligations              (18,400)             -
      Payments under capital lease obligations         (4,703)             -
      Net proceeds from issuance of Company and
        subsidiary common stock (Note 3)                9,020             65
      Purchases of Company common stock                (6,877)             -
      Distribution to minority partner                   (453)          (487)
                                                     --------       --------
    Net cash used in financing activities             (21,413)          (422)
                                                     --------       --------
    Exchange Rate Effect on Cash                           28              -
                                                     --------       --------
    Increase (Decrease) in Cash and Cash Equivalents  (29,060)            82
    Cash and Cash Equivalents at Beginning of Period   83,540         63,238
                                                     --------       --------
    Cash and Cash Equivalents at End of Period       $ 54,480       $ 63,320
                                                     ========       ========
                                        5PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)


                                                      Three Months Ended
                                                   -------------------------
                                                   January 3,   December 28,
    (In thousands)                                       1998           1996
    ------------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company       $ 19,825       $      -
      Cash paid for acquired company                  (19,100)             -
                                                     --------       --------
        Liabilities assumed of acquired company      $    725       $      -
                                                     ========       ========
      Conversion of noninterest-bearing
        subordinated convertible debentures          $  4,030       $  9,522
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.









                                        6PAGE

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements


    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 3, 1998, and the results of operations and cash flows for the three-month periods ended January 3, 1998, and December 28, 1996. The Company's results of operations for the three-month periods ending January 3, 1998, and December 28, 1996, include 14 weeks and 13 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of September 27, 1997, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    2.  Acquisition

        In November 1997, the Company's Thermo Trilogy Corporation subsidiary acquired the sprayable bacillus thuringiensis (Bt) - biopesticide business of Novartis AG and its affiliates (the Bt business of Novartis) for $19.1 million in cash and the assumption of certain liabilities.

        This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the Bt business of Novartis have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition equaled the estimated fair value of the net assets acquired. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase-price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate. Based on unaudited data, the following table presents selected financial



                                        7PAGE

                            THERMO ECOTEK CORPORATION
    information for the Company and the Bt business of Novartis on a pro forma basis, assuming that the Bt business of Novartis had been purchased at the beginning of fiscal 1997.

                                                      Three Months Ended
                                                   ------------------------
                                                   January 3,  December 28,
    (In thousands except per share amounts)              1998          1996
    -----------------------------------------------------------------------
    Revenues                                          $51,042       $44,520
    Net income                                          9,429         4,874
    Earnings per share:
      Basic                                               .39           .20
      Diluted                                             .26           .14

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the Bt business of Novartis been made at the beginning of fiscal 1997.

    3.  Issuance of Stock by Subsidiary

        At the time a subsidiary sells its stock to unrelated parties at a price in excess of its book value, the Company's net investment in that subsidiary increases. If at that time the subsidiary is an operating entity and not engaged principally in research and development, the Company records the increase as a gain.

        If gains have been recognized on the issuance of a subsidiary's stock and shares of the subsidiary are subsequently repurchased either by the subsidiary, the Company, or Thermo Electron Corporation, gain recognition does not occur on issuances subsequent to the date of a repurchase until such time as shares have been issued in an amount equivalent to the number of repurchased shares.

        In December 1997, the Company's Thermo Trilogy subsidiary sold 1,160,900 shares of its common stock in a private placement at $8.25 per share for net proceeds of $8.9 million, resulting in a gain of $4.1 million. Following the private placement, the Company owned 87% of Thermo Trilogy's outstanding common stock.

    4.  Earnings per Share

        During the quarter ended January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, diluted earnings per share equals the Company's previously reported fully diluted earnings per share for the fiscal 1997 period. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the

                                        8PAGE

                            THERMO ECOTEK CORPORATION
    conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects. Basic and diluted earnings per share were calculated as follows:

                                                         Three Months Ended
                                                         ------------------
                                                         Jan. 3,   Dec. 28,
    (In thousands except per share amounts)                 1998       1996
    -----------------------------------------------------------------------
    Basic
    Net income                                           $ 9,258    $ 4,300
                                                         -------    -------
    Weighted average shares                               24,412     24,507
                                                         -------    -------
    Basic earnings per share                             $   .38    $   .18
                                                         =======    =======
    Diluted
    Net income                                           $ 9,258    $ 4,300
    Effect of:
      Convertible debentures                                 790        418
                                                         -------    -------
    Income available to common
      shareholders, as adjusted                          $10,048    $ 4,718
                                                         -------    -------

    Weighted average shares                               24,412     24,507
    Effect of:
      Convertible debentures                              14,725     12,889
      Stock options                                          319        486
                                                         -------    -------
    Weighted average shares, as adjusted                  39,456     37,882
                                                         -------    -------
    Diluted earnings per share                           $   .25    $   .12
                                                         =======    =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At January 3, 1998, there were 98,050 of such options outstanding, with exercise prices ranging from $14.88 to $16.48 per share.



                                        9PAGE

                            THERMO ECOTEK CORPORATION

    Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended September 27, 1997, filed with the Securities and Exchange Commission.

    Overview

        The Company operates in two business segments: the Energy segment operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies) and the Biopesticide segment manufactures and sells biopesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.

        In the Energy segment, each Operating Company sells power under a long-term power-sales agreement. The profitability of operating the Company's facilities depends on the price received for power under the power-sales agreements with power purchasers, on plant performance or availability, and on the fuel, operating, and maintenance costs for the facilities. The Energy segment earns a disproportionately high share of its income in May to October due to the rate structures under the power-sales agreements for its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Energy segment has historically operated at a loss or marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Energy segment's profitability is also dependent on the amount of development expenses that it incurs.

        The Company has also entered the field of engineered clean fuels through a partnership agreement with KFx, Inc. (KFx). The Company is a 95% partner in a partnership established to design, construct, and operate the first full-scale coal-beneficiation facility to use a patented K-fuel "clean coal" technology. This facility, located in Gillette, Wyoming, uses the K-fuel technology to transform high-moisture, low-energy coal into a low-moisture, high-energy, solid fuel.

        The Company plans to expand its energy operations into international markets and has begun business development efforts in India, Italy, and the Czech Republic. In January 1998, the Company, through a wholly owned subsidiary's participation in a Joint Venture (EMD Ventures), purchased

                                       10PAGE

                            THERMO ECOTEK CORPORATION
    an 83% interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic. EMD Ventures has begun development efforts to expand the 12-megawatt facility to 50-megawatt capacity. The cost of business development efforts is expected to increase as the Company expands into these markets due to increased complexity inherent in foreign development. In addition, the amount of cash required to fund equity investments is expected to increase, due to the financing requirements of lenders in foreign markets.

        Thermo Trilogy's biopesticide products include botanical extracts from the seed of the tropical "neem" tree, microbial-based pesticides (fungal-based insecticides and fungicides, bacterial-based insecticides, baculovirus, and beneficial nematodes), insect pheromone-based products such as traps and lures, and disease-free sugar cane planting stock. These biopesticide products are used as alternatives or complements to conventional chemical-based pest-control technologies. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt) - biopesticide business of Novartis AG and its affiliates (the Bt business of Novartis).

    Results of Operations

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997

        Total revenues in the first quarter of fiscal 1998 increased 24% to $47.8 million from $38.5 million in the first quarter of fiscal 1997. Revenues from the Energy segment in fiscal 1998 were $41.4 million, compared with $37.6 million in fiscal 1997. The increase was primarily due to higher contractual energy rates at all of the Company's facilities, except the Hemphill plant and, to a lesser extent, higher electrical generation at all of the Company's facilities in fiscal 1998 due to the first quarter of fiscal 1998 including 14 weeks, compared with 13 weeks in the first quarter of fiscal 1997. Pursuant to the Company's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in calendar 1998.

        Revenues at Thermo Trilogy in the first quarter of fiscal 1998 were $6.4 million, compared with $0.9 million in the first quarter of fiscal 1997. The increase was primarily due to the inclusion of revenues from biosys and the Bt business of Novartis, acquired in January 1997 and November 1997, respectively.

        The gross profit margin increased to 34% in the first quarter of fiscal 1998, compared with 32% in the first quarter of fiscal 1997. The gross profit margin for the Energy segment increased to 33% in fiscal 1998, compared with 31% in fiscal 1997. The improvement resulted primarily from higher contractual energy rates at all of the Company's facilities in fiscal 1998, except the Hemphill plant.

                                       11PAGE

                            THERMO ECOTEK CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

        The gross profit margin for Thermo Trilogy decreased to 43% in the first quarter of fiscal 1998 from 65% in the first quarter of fiscal 1997, due primarily to the inclusion in fiscal 1998 of lower-margin sales from biosys and the Bt business of Novartis.

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

        Although it is difficult to predict future levels of avoided costs, based on current estimates, avoided costs are expected to be lower in 2000 than the rates currently being paid. If the Woodland plant were to operate at projected avoided-cost rates, substantial losses would result, primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, the Company would either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. In November 1996, the Company began to record as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Although the Company recorded $1.0 million of income from Woodland during the first quarter of fiscal 1997, the Company has not recorded any income since that time nor does it expect to record additional income at Woodland in the foreseeable future.

        The Company has continued to refine and optimize operations at its Gillette, Wyoming, coal-beneficiation facility. The Company has conducted extensive testing and operated the facility, producing commercially salable product. As stated previously, for tax purposes the facility must be "placed in service" by June 30, 1998, to qualify for certain tax credits on its output. Although the facility has operated and produced commercially salable product, the Company has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operation. The Company has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure-release equipment. Currently, the Company is experiencing certain operational problems relating to tar residue build-up within the system during production. The Company is actively exploring solutions to this problem. Because the technology being developed at the facility is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these problems and achieve optimal and sustained performance.

                                       12PAGE

                            THERMO ECOTEK CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

        Selling, general, and administrative expenses as a percentage of revenues were 12% in the first quarter of fiscal 1998, compared with 7% in the first quarter of fiscal 1997. The change resulted primarily from the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Thermo Trilogy due to the acquisitions of biosys and the Bt business of Novartis.

        Interest income increased to $1.5 million in the first quarter of fiscal 1998 from $1.4 million in the first quarter of fiscal 1997. Interest income earned on invested proceeds from the Company's April 1997 issuance of 4 7/8% subordinated convertible debentures was largely offset by a reduction in invested funds due to cash expended for the acquisition of the Bt business of Novartis, the repurchase of Company common stock, and construction of the Gillette, Wyoming, coal-beneficiation facility.

        Interest expense increased to $3.6 million in the first quarter of fiscal 1998 from $3.5 million in the first quarter of fiscal 1997. An increase in interest expense related to the issuance of the 4 7/8% subordinated convertible debentures was largely offset by a decrease in interest expense due to lower outstanding debt related to the Company's Delano and Mendota plants.

        The Company and its parent, Thermo Electron Corporation, have adopted a strategy of spinning out certain of their businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by Thermo Trilogy, the Company recorded a gain on issuance of stock by subsidiary of $4.1 million in the first quarter of fiscal 1998. The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements:
    Policy and Procedures" (the Proposed Statement). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there could be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in the equity of the consolidated entity with no gain or loss being recorded. The FASB continues to deliberate on this issue and the timing and contents of any final statement are uncertain. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        The effective tax rate was 26% in the first quarter of fiscal 1998, compared with 38% in the first quarter of fiscal 1997. The effective tax rate in the first quarter of fiscal 1998 was below the statutory federal

                                       13PAGE

                            THERMO ECOTEK CORPORATION

    First Quarter Fiscal 1998 Compared With First Quarter Fiscal 1997
    (continued)

    income tax rate due to the nontaxable gain on issuance of stock by subsidiary. The effective tax rate in the first quarter of fiscal 1997 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, offset in part by the exclusion of income taxed directly to a minority partner.

        Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company and, in fiscal 1998, minority shareholders' proportionate share of Thermo Trilogy's results.

    Liquidity and Capital Resources

        Working capital was $67.9 million at January 3, 1998, compared with $90.7 million at September 27, 1997. The Company had cash, cash equivalents, and current restricted funds of $68.6 million at January 3, 1998, compared with $104.3 million at September 27, 1997. Current restricted funds held in trust pursuant to certain lease and debt agreements totaled $14.1 million and $20.8 million at January 3, 1998, and September 27, 1997, respectively. In addition, cash and cash equivalents include $10.0 million and $12.0 million at January 3, 1998, and September 27, 1997, respectively, which are restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Further, until such time, if ever, as projections of avoided costs change, all cash flows from the Woodland Operating Company, other than cash required for tax distributions, will be restricted from distribution to the Company. During the first quarter of fiscal 1998, the Company's operating activities provided cash and restricted funds of $13.7 million. Cash of $3.8 million, provided by an increase in lease obligations payable due to semiannual payment requirements was offset in part by a decrease of $3.2 million in accounts payable and other current liabilities.

        During the first quarter of fiscal 1998, the Company's investing activities used cash of $28.1 million. In November 1997, the Company, through Thermo Trilogy, acquired the Bt business of Novartis for $19.1 million in cash and the assumption of certain liabilities. The Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $4.2 million (net of insurance proceeds related to fire damage) for the construction of a coal-beneficiation facility in Gillette, Wyoming. Excluding costs which are currently undeterminable relating to the tar residue build-up problem, the Company expects to fund an additional amount of approximately $1.0 million of construction and related costs for the facility provided there are no further construction difficulties requiring additional funding.

        In November 1997, the Company entered into an agreement to acquire two power-generation facilities and related sites in California during the first six months of calendar 1998 for approximately $9.5 million in

                                       14PAGE

                            THERMO ECOTEK CORPORATION
    cash and the assumption of certain liabilities. In January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture, purchased an 83% interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic, for $6.9 million in cash.

        During the first quarter of fiscal 1998, the Company's financing activities used cash of $21.4 million. The Company used cash of $23.1 million for the repayment of long-term obligations and payments under capital lease obligations related to two of its California plants. In December 1997, Thermo Trilogy issued shares of its common stock in a private placement for net proceeds of approximately $8.9 million (Note
    3). Through a series of transactions commencing in April 1997, the Company's Board of Directors has authorized the repurchase, through various dates, of up to $30 million of its own securities in the open market, or in negotiated transactions. Through January 3, 1998, the Company had repurchased $26.6 million in common stock under these authorizations, including $6.9 million during the first quarter of fiscal 1998. Any such purchases are funded from working capital.

        Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant amounts of funds from time to time to meet project-development requirements, including the funding of equity investments. As the Company acquires, invests in, or develops future plants or technologies, the Company expects to finance them with nonrecourse debt and to fund equity contributions through internal funds, raising additional equity, or through borrowings from third parties or Thermo Electron. While Thermo Electron has expressed its willingness to provide funds to the Company to help finance the Company's equity investments in future projects, the Company has no agreements with Thermo Electron that ensure funds will be available on acceptable terms, or at all.


    PART II - OTHER INFORMATION

    Item 6 - Exhibits

        See Exhibit Index on the page immediately preceding exhibits.



                                       15PAGE

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of February 1998.

                                              THERMO ECOTEK CORPORATION



                                              Paul F. Kelleher
                                              ---------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              John N. Hatsopoulos
                                              ---------------------------
                                              John N. Hatsopoulos
                                              Chief Financial Officer and
                                                Senior Vice President




                                       16PAGE

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number         Description
    ------------------------------------------------------------------------

     10.1 Master Repurchase Agreement dated as of January 1, 1994, between Thermo Electron Corporation and the Company.

     10.2 Amended and Restated Master Guarantee Reimbursement and Loan Agreement dated as of December 19, 1997, between Thermo Electron Corporation and the Company.

     10.3* First Amendment to Power Purchase Agreement dated November 6, 1997, between Woodland Biomass Power, Ltd. and Pacific Gas and Electric Company.

     10.4* Second Amendment to Power Purchase Agreement dated November 6, 1997, between Mendota Biomass Power, Ltd. and Pacific Gas and Electric Company.

     27            Financial Data Schedule.


    * Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.