Form 10-Q
period 1998-04-04
THERMO ECOTEK CORP
filed 1998-05-12
CIK 864960

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                   -------------------------------------------

                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

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

              Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.10 par value                24,616,316
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,  September 27,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------

    Current Assets:
      Cash and cash equivalents (includes $35,925
        and $69,309 under repurchase agreement
        with affiliated company)                     $ 46,465       $ 83,540
      Restricted funds                                 14,423         20,773
      Accounts receivable and unbilled revenues        36,655         33,039
      Inventories:
        Raw materials and supplies                     17,173         11,886
        Work in process and finished goods              6,435          2,030
      Prepaid income taxes                              4,467          4,298
      Other current assets                              2,748          1,728
                                                     --------       --------

                                                      128,366        157,294
                                                     --------       --------

    Property, Plant, and Equipment, at Cost           368,881        328,837
      Less: Accumulated depreciation and
            amortization                               76,033         65,770
                                                     --------       --------

                                                      292,848        263,067
                                                     --------       --------

    Due from Parent Company                            10,164         10,164
                                                     --------       --------

    Long-term Available-for-sale Investments,
      at Quoted Market Value (amortized cost
      of $8,504 in fiscal 1998 and 1997)               14,613         12,497
                                                     --------       --------

    Restricted Funds                                   21,457         20,905
                                                     --------       --------

    Other Assets                                       19,078         21,378
                                                     --------       --------

                                                     $486,526       $485,305
                                                     ========       ========










                                        2
PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,  September 27,
    (In thousands except share amounts)                  1998           1997
    ------------------------------------------------------------------------

    Current Liabilities:
      Current portion of long-term obligations       $ 31,308       $ 35,012
      Accounts payable                                  5,482          4,031
      Lease obligations payable                         1,697          1,736
      Accrued interest                                  2,915          3,524
      Other accrued expenses                           20,513         21,022
      Due to parent company                             1,172          1,255
                                                     --------       --------

                                                       63,087         66,580
                                                     --------       --------

    Long-term Obligations:
      Nonrecourse tax-exempt obligations               37,600         51,800
      Subordinated convertible debentures
        (includes $68,500 due to parent company
        in fiscal 1998 and 1997; Note 6)              122,095        130,648
      Capital lease obligations                        15,484         22,242
                                                     --------       --------

                                                      175,179        204,690
                                                     --------       --------

    Deferred Income Taxes                              57,660         49,934
                                                     --------       --------

    Other Deferred Items                               17,825         13,521
                                                     --------       --------

    Minority Interest                                  12,262          3,304
                                                     --------       --------

    Shareholders' Investment:
      Common stock, $.10 par value, 50,000,000
        shares authorized; 26,616,445 and
        25,978,198 shares issued                        2,662          2,598
      Capital in excess of par value                  103,335         95,573
      Retained earnings                                81,049         67,593
      Treasury stock at cost, 2,047,913 and
        1,477,250 shares                              (30,265)       (20,872)
      Cumulative translation adjustment                     6            (52)
      Net unrealized gain on available-for-sale
        investments                                     3,726          2,436
                                                     --------       --------

                                                      160,513        147,276
                                                     --------       --------

                                                     $486,526       $485,305
                                                     ========       ========


    The accompanying notes are an integral part of these consolidated financial statements.

                                        3
PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------

    Revenues                                            $47,207     $38,674
                                                        -------     -------

    Costs and Operating Expenses:
      Cost of revenues (includes $1,443 and
        $1,364 to related parties)                       33,645      28,881
      Selling, general, and administrative expenses
        (includes $378 and $387 to related parties)       6,695       5,396
      Research and development expenses                     792         406
                                                        -------     -------

                                                         41,132      34,683
                                                        -------     -------

    Operating Income                                      6,075       3,991

    Interest Income                                         830         866
    Interest Expense (includes $685 to parent
      company in fiscal 1998 and 1997)                   (3,147)     (3,107)
    Gain on Issuance of Stock by Subsidiary (Note 4)      2,214           -
    Equity in Earnings of Joint Venture                      80         152
                                                        -------     -------

    Income Before Provision for Income Taxes and
      Minority Interest                                   6,052       1,902
    Provision for Income Taxes                            1,283         609
    Minority Interest Expense                               571         341
                                                        -------     -------

    Net Income                                          $ 4,198     $   952
                                                        =======     =======

    Earnings per Share (Note 5):
      Basic                                             $   .17     $   .04
                                                        =======     =======
      Diluted                                           $   .13     $   .04
                                                        =======     =======

    Weighted Average Shares (Note 5):
      Basic                                              24,509      25,038
                                                        =======     =======
      Diluted                                            39,067      27,040
                                                        =======     =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        4
PAGE

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands except per share amounts)              1998          1997
    -----------------------------------------------------------------------

    Revenues                                          $95,016       $77,188
                                                      -------       -------

    Costs and Operating Expenses:
      Cost of revenues (includes $2,966 and $2,605
        to related parties)                            65,040        55,135
      Selling, general, and administrative expenses
        (includes $856 and $799 to related parties)    11,672         8,026
      Research and development expenses                 1,389           569
                                                      -------       -------

                                                       78,101        63,730
                                                      -------       -------

    Operating Income                                   16,915        13,458

    Interest Income                                     2,370         2,262
    Interest Expense (includes $1,370 to parent
      company in fiscal 1998 and 1997)                 (6,768)       (6,644)
    Gain on Issuance of Stock by Subsidiary (Note 4)    6,269             -
    Equity in Earnings of Joint Venture                   123           126
                                                      -------       -------

    Income Before Provision for Income Taxes and
      Minority Interest                                18,909         9,202
    Provision for Income Taxes                          4,609         3,358
    Minority Interest Expense                             844           592
                                                      -------       -------

    Net Income                                        $13,456       $ 5,252
                                                      =======       =======

    Earnings per Share (Note 5):
      Basic                                           $   .55       $   .21
                                                      =======       =======
      Diluted                                         $   .38       $   .16
                                                      =======       =======

    Weighted Average Shares (Note 5):
      Basic                                            24,460        24,772
                                                      =======       =======
      Diluted                                          39,261        37,872
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        5
PAGE

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Six Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands)                                       1998          1997
    -----------------------------------------------------------------------

    Operating Activities:
      Net income                                     $ 13,456     $  5,252
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Minority interest expense                       844          592
          Depreciation and amortization                11,396       10,439
          Gain on issuance of stock by subsidiary
            (Note 4)                                   (6,269)           -
          Increase in deferred income taxes             4,599        3,358
          Changes in current accounts, excluding
            the effect of acquisitions:
              Restricted funds                          6,350        6,576
              Accounts receivable and unbilled
                revenues                               (3,533)       6,244
              Inventories                                (918)      (2,343)
              Other current assets                     (1,019)        (641)
              Accounts payable                          1,411          663
              Lease obligations payable                  (302)        (301)
              Due to parent company                       (83)        (778)
              Other current liabilities                (1,523)        (991)
                                                     --------     --------
    Net cash provided by operating activities          24,409       28,070
                                                     --------     --------

    Investing Activities:
      Acquisitions, net of cash acquired (Note 3)     (19,100)     (10,865)
      Funding of long-term restricted funds              (552)      (2,315)
      Increase in other deferred items                  4,567        2,555
      Increase in other assets                           (270)      (2,500)
      Purchases of property, plant, and equipment     (25,742)      (8,190)
                                                     --------     --------

    Net cash used in investing activities             (41,097      (21,315
                                                     --------     --------
                                         )            )

    Financing Activities:
      Repayment of long-term obligations              (18,400)     (16,000)
      Payments under capital lease obligations         (6,298)      (5,842)
      Proceeds from issuance of Company and
        subsidiary common stock (Note 4)               15,044          771
      Purchases of Company common stock               (10,248)        (879)
      Distribution to minority partner                   (533)        (607)
                                                     --------     --------
    Net cash used in financing activities             (20,435)     (22,557)
                                                     --------     --------

    Exchange Rate Effect on Cash                           48           (9)
                                                     --------     --------

    Decrease in Cash and Cash Equivalents             (37,075)     (15,811)
    Cash and Cash Equivalents at Beginning of Period   83,540       63,238
                                                     --------     --------
    Cash and Cash Equivalents at End of Period       $ 46,465     $ 47,427
                                                     ========     ========


                                        6
PAGE

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)


                                                        Six Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands)                                       1998          1997
    -----------------------------------------------------------------------

    Noncash Activities:
      Fair value of assets of acquired companies     $ 20,025     $ 15,183
      Cash paid for acquired companies                (19,100)     (11,223)
                                                     --------     --------

        Liabilities assumed of acquired companies    $    925     $  3,960
                                                     ========     ========

      Conversion of subordinated convertible
        debentures                                   $  8,553     $ 10,467
                                                     ========     ========


    The accompanying notes are an integral part of these consolidated financial statements.

































                                        7
PAGE

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, the results of operations for the three- and six-month periods ended April 4, 1998, and March 29, 1997, and the cash flows for the six-month periods ended April 4, 1998, and March 29, 1997. The six-month periods ending April 4, 1998, and March 29, 1997, include 27 weeks and 26 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

    2.  Presentation

        Certain amounts in fiscal 1997 have been reclassified to conform to the presentation in the fiscal 1998 financial statements.

    3.  Acquisition

        In November 1997, the Company's Thermo Trilogy Corporation subsidiary acquired the sprayable bacillus thuringiensis (Bt) - biopesticide business of Novartis AG and its affiliates (the Bt business of Novartis) for $19.1 million in cash and the assumption of certain liabilities.

        This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the Bt business of Novartis have been included in the accompanying financial statements from the date of acquisition. The cost of this acquisition equaled the estimated fair value of the net assets acquired. Allocation of the purchase price was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase-price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate. Based on unaudited data, the following table presents selected financial information for the Company and the Bt business of Novartis on a pro forma basis, assuming that the Bt business of Novartis had been purchased at the beginning of fiscal 1997.




                                        8
PAGE

                            THERMO ECOTEK CORPORATION

                                             Three
                                         Months Ended    Six Months Ended
                                         ------------  --------------------
    (In thousands except                   March 29,   April 4,   March 29,
    per share amounts)                          1997       1998        1997
    -----------------------------------------------------------------------

    Revenues                                $42,191     $98,249     $86,711
    Net income                                1,286      13,627       6,160
    Earnings per share:
      Basic                                     .05         .56         .25
      Diluted                                   .05         .39         .18

        The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition of the Bt business of Novartis been made at the beginning of fiscal 1997.

    4.  Issuance of Stock by Subsidiary

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

        In fiscal 1998, the Company's Thermo Trilogy subsidiary sold 1,942,821 shares of its common stock in private placements at $8.25 per share for net proceeds of $14.9 million, resulting in a gain of $6.3 million. Following the private placements, the Company owned 80% of Thermo Trilogy's outstanding common stock.

    5.  Earnings per Share

        During the quarter ended January 3, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, diluted earnings per share equals the Company's previously reported fully diluted earnings per share for the fiscal 1997 period. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their




                                        9
PAGE

                            THERMO ECOTEK CORPORATION
    related income tax effects. Basic and diluted earnings per share were calculated as follows:

                                 Three Months Ended      Six Months Ended
                                --------------------   --------------------
    (In thousands except        April 4,   March 29,   April 4,   March 29,
    per share amounts)              1998        1997       1998        1997
    -----------------------------------------------------------------------

    Basic
    Net income                   $ 4,198    $   952     $13,456     $ 5,252
                                 -------    -------     -------     -------

    Weighted average shares       24,509     25,038      24,460      24,772
                                 -------    -------     -------     -------

    Basic earnings per share     $   .17    $   .04     $   .55     $   .21
                                 =======    =======     =======     =======

    Diluted
    Net income                   $ 4,198    $   952     $13,456     $ 5,252
    Effect of:
      Convertible debentures         790          -       1,579         836
      Majority-owned
        subsidiary's dilutive
        securities                    (2)         -          (4)          -
                                 -------    -------     -------     -------
    Income available to
      common shareholders,
      as adjusted                $ 4,986    $   952     $15,031       6,088
                                 -------    -------     -------      ------
                                                                    $
              -

    Weighted average shares       24,509     25,038      24,460      24,772
    Effect of:
      Convertible debentures      14,192      1,586      14,458      12,649
      Stock options                  366        416         343         451
                                 -------    -------     -------     -------

    Weighted average shares,
      as adjusted                 39,067     27,040      39,261      37,872
                                 -------    -------     -------     -------

    Diluted earnings per
      share                      $   .13    $   .04     $   .38     $   .16
                                 =======    =======     =======     =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. At April 4, 1998, there were 44,200 of such options outstanding, with exercise prices ranging from $19.23 to $19.25 per share.

        In addition, the computation of diluted earnings per share for the three months ended March 29, 1997, excludes the effect of assuming the conversion of $68,500,000 principal amount of 4% subordinated convertible debentures, convertible at $6.33 per share, because the effect would be antidilutive.




                                       10
PAGE

                            THERMO ECOTEK CORPORATION

    6.  Subsequent Event

        In May 1998, Thermo Electron converted the Company's $68,500,000 principal amount of 4% subordinated convertible debentures into 10,821,485 shares of the Company's common stock.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" included in the Company's Registration Statement on Form S-2 (File No. 333-52365), filed with the Securities and Exchange Commission.

    Overview

        The Company reports its results in two business segments. The Energy segment currently operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies) and also operates a sub-bituminous coal-beneficiation facility (the K-Fuel Facility). The Biopesticide segment manufactures and sells biopesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.

        In the Energy segment, each Operating Company in the United States sells power under a long-term power-sales agreement. The profitability of operating the Company's facilities depends on the price received for power under the power-sales agreements with power purchasers, on plant performance or availability, and on the fuel, operating, and maintenance costs for the facilities. As of January 1998, the Energy segment operates a 12-megawatt energy center and five auxiliary boilers in the Czech Republic. The Energy segment earns a disproportionately high share of its income in May to October due to the rate structures under the power-sales agreements for its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Energy segment has historically operated at marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Energy segment's profitability is also dependent on the amount of development expenses that it incurs.

        The Company has also entered the field of engineered clean fuels through a limited partnership agreement with KFx, Inc. The Company is a 95% partner in a partnership established to develop, construct, and operate a sub-bituminous coal-beneficiation facility using the patented K-Fuel technology. This facility, located near Gillette, Wyoming, will

                                       11
PAGE

                            THERMO ECOTEK CORPORATION
    use the K-Fuel technology, which transforms low-energy, high-moisture coal into low-moisture, high-energy fuel with reduced sulfur. The Company believes that the K-Fuel Facility was placed in service during April 1998. The economic returns of the K-Fuel Facility primarily result from tax credits on the facility's production of K-Fuel. The Company expects that the K-Fuel Facility will report operating losses for financial reporting purposes, primarily as a result of recording depreciation over the expected life of the tax credit.

        The Company has expanded its energy operations into international markets and has begun business development efforts in Italy and the Czech Republic. In January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture (EMD Ventures), indirectly acquired an 83% interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic (the Czech Republic operations). The Company has begun construction to expand the 12-megawatt facility to 50-megawatt capacity. The cost of business development efforts is expected to increase as the Company expands into these markets due to increased complexity inherent in foreign development. In addition, the amount of cash required to fund equity investments is expected to increase, due to the financing requirements of lenders in foreign markets.

        Thermo Trilogy's biopesticide products include botanical extracts from the seed of the tropical neem tree, microbial-based pesticides (fungal-based insecticides and fungicides, bacterial-based insecticides, baculovirus, and beneficial nematodes), insect pheromone-based products such as traps and lures, and disease-free sugar cane planting stock. These biopesticide products are used as alternatives or complements to conventional chemical-based pest-control technologies. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt) - biopesticide business of Novartis AG and its affiliates (the Bt business of Novartis; Note 3).

        Since its inception, the Company has derived a substantial majority of its revenues from the development, construction, and operation of biomass electric generation facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in fiscal 2000. In addition, within the next few years the Company expects a substantial portion of its revenues to be derived from new business ventures in clean power resources, clean fuels, and biopesticides. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, additional clean fuel projects, and its biopesticides business. The Company has had limited prior experience in the repowering of power plants and the development and sale of clean fuels, and there can be no assurance that the Company will be able to successfully develop, market or sell its products and services in these areas. The Company's future success will depend

                                       12
PAGE

                            THERMO ECOTEK CORPORATION
    significantly on its ability to develop, introduce, and integrate new products and services in these areas. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company to implement these strategies would have a material adverse effect on the Company's business, financial condition, and results of operations.

    Results of Operations

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------

        Total revenues in the second quarter of fiscal 1998 increased 22% to $47.2 million from $38.7 million in the second quarter of fiscal 1997. Revenues from the Energy segment in the second quarter of fiscal 1998 were $39.2 million, compared with $35.0 million in the second quarter of fiscal 1997. The increase was primarily due to the inclusion of $2.4 million of revenues from the Czech Republic operations, acquired in January 1998, and, to a lesser extent, higher contractual energy rates at the Company's Delano, Gorbell, and Whitefield facilities. Pursuant to the Company's utility contracts for its four plants in California, there will be no further contractual energy rate increases beginning in calendar 1998.

        Revenues at Thermo Trilogy in the second quarter of fiscal 1998 were $8.0 million, compared with $3.7 million in the second quarter of fiscal 1997. The increase was substantially due to the inclusion of revenues from the Bt business of Novartis, acquired in November 1997 (Note 3), and, to a lesser extent, the biosys business, acquired in January 1997.

        The gross profit margin increased to 29% in the second quarter of fiscal 1998 from 25% in the second quarter of fiscal 1997. The gross profit margin for the Energy segment increased to 26% in the second quarter of fiscal 1998 from 23% in the second quarter of fiscal 1997. The improvement resulted primarily from higher contractual energy rates at the Company's Delano, Gorbell, and Whitefield facilities as well as the inclusion of higher-margin revenues from the Czech Republic operations.

        The gross profit margin for Thermo Trilogy decreased to 37% in the second quarter of fiscal 1998 from 47% in the second quarter of fiscal 1997, primarily due to the inclusion in fiscal 1998 of lower-margin revenues from the Bt business of Novartis.

        The power-sales agreements for the Company's Woodland, Mendota, and Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require Pacific Gas & Electric (PG&E), in the case of Woodland and Mendota, and Southern California Edison (SCE), in the case of Delano I and Delano II, to purchase the power output of the projects at fixed rates until 2000 in the case of Woodland and Mendota, and 2001 in the case of Delano. However, with respect to Woodland and Mendota, PG&E has asserted that the fixed rates under its agreements will terminate mid-1999, although the Company disputes this assertion. Thereafter, the utility will pay a rate based upon the costs that would

                                       13
PAGE

                            THERMO ECOTEK CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------

    have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost) (as determined from time to time by the California Public Utility Commission). Avoided cost is determined pursuant to a formula that is intended to estimate the price that the utility would, but for its contract with the power producer, be paying for the same amount of energy. The rate fluctuates with the price of fuels and certain other factors. At present, the avoided cost is substantially lower than the payments currently being made by PG&E and SCE to the Company under fixed rate portions of its contracts. In addition, although it is difficult to predict future levels of avoided-costs, based on current estimates, avoided cost is expected to be substantially lower in 2000 than the rates currently being paid by PG&E and SCE under its fixed-rate contracts. The Company expects, that at current avoided cost rates, absent sufficient reductions in fuel prices and other operating costs, the Company's Mendota and Delano plants would operate at substantially reduced operating income levels or at a loss beginning in fiscal 2001. In fiscal 1997 the Mendota and Delano plants' aggregate operating income was approximately $34.0 million. Further, if the Woodland plant were to operate at projected avoided cost levels, substantial losses would result primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, under such circumstances the Company would draw down power reserve funds to cover operating cash shortfalls and then, should such funds be depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. During the first quarter of fiscal 1997, the Company began recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Consequently, the results of the Woodland plant were greatly diminished during 1997 and the Company expects that such results will be reduced to approximately breakeven in 1998 and thereafter. During fiscal 1997 and 1996, the Woodland plant contributed $1.0 million and $5.1 million of operating income, respectively.

        The Company believes that the K-Fuel Facility was placed in service in April 1998 and the Company began reporting the K-Fuel Facility's results of operations at that time. Although the facility has operated and produced commercially salable product, the Company has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operation. The Company has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure-release equipment. Currently, the Company is experiencing certain operational problems relating to tar and fines residue build-up within the system during production and other product quality issues related to product dusting. The Company is actively exploring solutions to these problems. Because the technology being developed at the facility is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these problems and achieve optimal and sustained performance. In addition, no assurance

                                       14
PAGE

                            THERMO ECOTEK CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    can be given that the K-Fuel Facility would be determined to be qualified for the tax credit, or that the Company will realize a benefit from the tax credit.

        Selling, general, and administrative expenses as a percentage of revenues remained unchanged at 14% in the second quarter of fiscal 1998 and 1997.

        Research and development expenses represent Thermo Trilogy's ongoing new product development and increased to $0.8 million in the second quarter of fiscal 1998 from $0.4 million in the second quarter of fiscal 1997 due to the acquisition of the Bt business of Novartis.

        Interest income was relatively unchanged at $0.8 million in the second quarter of fiscal 1998, compared with $0.9 million in the second quarter of fiscal 1997. Interest income earned on invested proceeds from the Company's April 1997 issuance of $50.0 million principal amount of 4.875% subordinated convertible debentures was largely offset by a reduction in invested funds due to cash expended for the acquisition of the Czech Republic operations, the repurchase of Company common stock, and construction of the K-Fuel Facility.

        Interest expense was unchanged at $3.1 million in the second quarter of fiscal 1998 and 1997. An increase in interest expense related to the issuance of the 4.875% subordinated convertible debentures was offset by a decrease in interest expense due to lower outstanding debt related to the Company's Delano and Mendota plants.

        The Company and its parent, Thermo Electron Corporation, have adopted a strategy of spinning out certain of their businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by Thermo Trilogy, the Company recorded a nontaxable gain on issuance of stock by subsidiary of $2.2 million in the second quarter of fiscal 1998 (Note 4). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements: Policy and Procedures" (the Proposed Statement). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there would be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in the equity of the consolidated entity with no gain or loss being recorded. The FASB continues to deliberate on this issue and the timing and contents of any

                                       15
PAGE

                            THERMO ECOTEK CORPORATION

    Second Quarter Fiscal 1998 Compared With Second Quarter Fiscal 1997
    -------------------------------------------------------------------
    (continued)

    final statement are uncertain. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

        Equity in earnings of joint venture represents the Company's proportionate share of income from a joint venture.

        The Company's effective tax rate was 21% in the second quarter of fiscal 1998, compared with 32% in the second quarter of fiscal 1997. The effective tax rate in the second quarter of fiscal 1998 was below the statutory federal income tax rate due to the nontaxable gain on issuance of stock by subsidiary. The effective tax rate in both periods reflects the exclusion of income taxed directly to a minority partner.

        Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company and, in fiscal 1998, the minority shareholders' proportionate share of Thermo Trilogy's results.

        The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

        The Company is presently assessing whether its key suppliers are adequately addressing the year 2000 problem and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 problem as it relates to products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------

        Total revenues increased 23% to $95.0 million in the first six months of fiscal 1998 from $77.2 million in the first six months of fiscal 1997. Revenues from the Energy segment in the first six months of fiscal 1998 were $80.6 million, compared with $72.6 million in the first six months of fiscal 1997. The increase was primarily due to higher contractual rates at all the Company's facilities, except the Hemphill plant. The increase was also due to the inclusion of $2.4 million of revenues from the Czech Republic operations, purchased in January 1998, and, to a lesser extent, higher electrical generation at all of the Company's facilities due to the first six months of fiscal 1998 including 27 weeks, compared with 26 weeks in the first six months of fiscal 1997.


                                       16
PAGE

                            THERMO ECOTEK CORPORATION

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------
    (continued)

        Revenues at Thermo Trilogy in the first six months of fiscal 1998 were $14.4 million, compared with $4.6 million in the first six months of fiscal 1997. The increase was substantially due to the inclusion of revenues from the biosys business and the Bt business of Novartis, acquired in January 1997 and November 1997, respectively.

        The gross profit margin increased to 32% in the first six months of fiscal 1998 from 29% in the first six months of fiscal 1997. The gross profit margin for the Energy segment increased to 30% in the first six months of fiscal 1998 from 27% in the first six months of fiscal 1997. The improvement is primarily due to the reasons discussed in the results of operations for the second quarter.

        The gross profit margin for Thermo Trilogy decreased to 40% in the first six months of fiscal 1998 from 50% in the first six months of fiscal 1997. The decrease resulted primarily from the inclusion of lower-margin revenues from the biosys business for six months in fiscal 1998, compared with three months in fiscal 1997, as well as the inclusion of lower-margin revenues from the Bt business of Novartis.

        Selling, general, and administrative expenses as a percentage of revenues increased to 12% in the first six months of fiscal 1998 from 10% in the first six months of fiscal 1997. The increase resulted primarily from the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Thermo Trilogy due to the acquisitions of the Bt business of Novartis and the biosys business.

        Research and development expenses represent Thermo Trilogy's ongoing new product development and increased to $1.4 million in the first six months of fiscal 1998 from $0.6 million in the first six months of fiscal 1997 primarily due to the reason discussed in the results of operations for the second quarter.

        Interest income increased to $2.4 million in the first six months of fiscal 1998 from $2.3 million in the first six months of fiscal 1997. Interest income earned on invested proceeds from the Company's issuance of the 4.875% subordinated convertible debentures was largely offset by a reduction in invested funds due to cash expended for the acquisition of the Bt business of Novartis, the repurchase of Company common stock, and construction of the K-Fuel Facility.

        Interest expense increased to $6.8 million in the first six months of fiscal 1998 from $6.6 million in the first six months of fiscal 1997. An increase in interest expense related to the issuance of the 4.875% subordinated convertible debentures was largely offset by a decrease in interest expense due to lower outstanding debt related to the Company's Delano and Mendota plants.

        Equity in earnings of joint venture represents the Company's proportionate share of income from a joint venture.


                                       17
PAGE

                            THERMO ECOTEK CORPORATION

    First Six Months Fiscal 1998 Compared With First Six Months Fiscal 1997
    -----------------------------------------------------------------------
    (continued)

        The Company's effective tax rates were 24% and 36% in the first six months of fiscal 1998 and 1997, respectively. The effective tax rate in the first six months of fiscal 1998 was below the statutory federal income tax rate due to the nontaxable gain on issuance of stock by subsidiary. The effective tax rate exceeded the statutory federal income tax rate in the first six months of fiscal 1997 primarily due to the impact of state income taxes, offset in part by the exclusion of income taxed directly to a minority partner.

        Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company and, in the first six months of fiscal 1998, the minority shareholders' proportionate share of Thermo Trilogy's results.

    Liquidity and Capital Resources

        Working capital was $65.3 million at April 4, 1998, compared with $90.7 million at September 27, 1997. The Company had cash, cash equivalents, and current restricted funds of $60.9 million at April 4, 1998, compared with $104.3 million at September 27, 1997. Current restricted funds held in trust pursuant to certain lease and debt agreements totaled $14.4 million and $20.8 million at April 4, 1998, and September 27, 1997, respectively. In addition, cash and cash equivalents include $9.3 million and $12.0 million at April 4, 1998, and September 27, 1997, respectively, which are restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Further, until such time, if ever, as projections of avoided costs change, all cash flows from the Woodland Operating Company, other than cash required for tax distributions, will be restricted from distribution to the Company. During the first six months of fiscal 1998, the Company's operating activities provided cash and restricted funds of $18.1 million. Cash from the Company's operations was offset by cash used to fund increases in accounts receivable and inventory of $3.5 million and $0.9 million, respectively. The increase in accounts receivable was in support of increased revenues due to the acquisition of the Bt business of Novartis in November 1997 and the purchase of the Czech Republic operations in January 1998. The increase in inventory was substantially associated with the Company's Czech Republic operations.

        During the first six months of fiscal 1998, the Company's investing activities used cash of $41.1 million. In November 1997, the Company, through Thermo Trilogy, acquired the Bt business of Novartis for $19.1 million in cash and the assumption of certain liabilities (Note 3). In March 1998, the Company acquired two power-generation facilities and related sites in California for approximately $9.5 million in cash and the assumption of certain liabilities. The Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $7.5 million for the construction of the K-Fuel Facility. In January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture,

                                       18
PAGE

                            THERMO ECOTEK CORPORATION
    indirectly acquired an 83% interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic, for $6.9 million in cash. In addition, the Company expended $1.9 million on other capital expenditures during the first six months of fiscal 1998. During the remainder of fiscal 1998, the Company expects to expend approximately $2.0 million on capital additions.

        During the first six months of fiscal 1998, the Company's financing activities used cash of $20.4 million. The Company used cash of $24.7 million for the repayment of long-term obligations and payments under capital lease obligations related to two of its California plants. In the first six months of fiscal 1998, Thermo Trilogy issued shares of its common stock in private placements for net proceeds of approximately $14.9 million (Note 4). Through a series of transactions commencing in April 1997, the Company's Board of Directors has authorized the repurchase, through various dates, of up to $30 million of its own securities in the open market, or in negotiated transactions. Through April 4, 1998, the Company had repurchased $29.9 million in common stock under these authorizations, including $10.2 million during the first six months of fiscal 1998. Any such purchases are funded from working capital.

        In September 1996, the Company, through a wholly owned subsidiary, formed a joint venture with Marcegaglia Group of Mantova, Italy, to develop, own, and operate biomass-fueled electric power facilities in that country, which may require significant equity investments if development efforts are successful. In January 1996, the Company, through a wholly owned subsidiary, entered into a joint development agreement with EMD Praha Spol s.r.o. (EMD) in the Czech Republic. In January 1998, the Company entered into a new joint venture arrangement with EMD, superseding the prior agreement, which may require significant equity investments if development efforts are successful.

        The Company's short-term financing requirements at April 4, 1998, consisted primarily of $16.9 million, due in the remainder of fiscal 1998, of principal and interest payments related to the long-term financing provisions for the Mendota and Delano projects. The Company expects that the cash flows of its Mendota, Delano I, and Delano II plants will be sufficient to make future lease and debt payments. The Company believes that its short-term liquidity needs will be met through cash flows from operating activities. The Company has commenced an expansion project in its Czech power operations, acquired in January 1998. The Company estimates the cost of this expansion as $25.0 million, of which it expects approximately 66% will be funded by bank financing and the remainder from internal funds. While the Company does not currently have any firm available credit facilities, it does not expect to require funding for currently existing operations in the foreseeable future, with the exception of the financing required for the expansion project at its Czech Republic operations. The Company is in the early stages of developing projects in Italy, the Czech Republic, and Southern California. Equity investments required by the Company for these

                                       19
PAGE

                            THERMO ECOTEK CORPORATION
    development efforts, if successful, are uncertain, but may be significant. Although the Company's projects are designed to produce cash flow over the long-term, the Company will have to obtain significant additional funds from time to time to complete acquisitions and to meet project development requirements, including the funding of equity investments. As the Company acquires, invests in, or develops future plants, the Company expects to finance them with nonrecourse debt, internal funds, additional equity or through borrowings from third parties or Thermo Electron. Although Thermo Electron has expressed its willingness to provide funds to the Company to help finance acquisitions and equity investments in future projects, the Company has no agreements with Thermo Electron or third parties that assure funds will be available on acceptable terms or at all.

    PART II - OTHER INFORMATION

    Item 4 - Submission of Matters to a Vote of Security Holders
    ------------------------------------------------------------

        On March 10, 1998, at the Annual Meeting of Shareholders, the shareholders elected seven directors to a one-year term expiring in 1999. The Directors elected at the meeting were: Mr. Jerry P. Davis, Dr. George
    N. Hatsopoulos, Mr. John N. Hatsopoulos, Mr. Brian D. Holt, Mr. Frank Jungers, Mr. William A. Rainville, and Dr. Susan F. Tierney. Dr. George Hatsopoulos, Mr. John Hatsopoulos, Mr. Rainville, and Dr. Tierney each received 23,666,795 shares voted in favor of his or her election and 4,551 shares voted against. Mr. Davis received 23,664,227 shares voted in favor of his election and 7,119 shares voted against. Mr. Holt received 23,659,295 shares voted in favor of his election and 12,051 shares voted against. Mr. Jungers received 23,666,765 shares voted in favor of his election and 4,581 shares voted against. No abstentions or broker non-votes were recorded on the election of directors.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.


















                                       20
PAGE

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 1998.

                                              THERMO ECOTEK CORPORATION



                                              /s/ Paul F. Kelleher
                                              ---------------------------
                                              Paul F. Kelleher
                                              Chief Accounting Officer



                                              /s/ John N. Hatsopoulos
                                              ---------------------------
                                              John N. Hatsopoulos
                                              Chief Financial Officer and
                                                Senior Vice President


































                                       21
PAGE

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number         Description
    ------------------------------------------------------------------------

    27.1 Financial Data Schedule for the quarter ended March 30, 1996 (restated for the adoption of SFAS No. 128 and a three-for-two stock split, distributed in October 1996).

    27.2 Financial Data Schedule for the quarter ended June 29, 1996 (restated for the adoption of SFAS No. 128 and a three-for-two stock split, distributed in October 1996).

    27.3 Financial Data Schedule for the year ended September 28, 1996 (restated for the adoption of SFAS No. 128).

    27.4 Financial Data Schedule for the quarter ended December 28, 1996 (restated for the adoption of SFAS No. 128).

    27.5 Financial Data Schedule for the quarter ended March 29, 1997 (restated for the adoption of SFAS No. 128).

    27.6 Financial Data Schedule for the quarter ended June 28, 1997 (restated for the adoption of SFAS No. 128).

    27.7 Financial Data Schedule for the year ended September 27, 1997 (restated for the adoption of SFAS No. 128).