Form 10-Q
period 1998-07-04
THERMO ECOTEK CORP
filed 1998-08-13
CIK 864960

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934.

                         Commission File Number 1-13572

                            THERMO ECOTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                           04-3072335
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification No.)

245 Winter Street, Suite 300
Waltham, Massachusetts                                                  02451
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

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                    Outstanding at July 31, 1998
     ----------------------------        ----------------------------
     Common Stock, $.10 par value                 35,862,110

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    July 4,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $29,437
    and $69,309 under repurchase agreement
    with parent company)                           $ 38,069       $ 83,540
  Restricted funds                                   10,387         20,773
  Accounts receivable and unbilled revenues          44,165         33,039
  Inventories:
    Raw materials and supplies                       16,351         11,886
    Work in process and finished goods                8,708          2,030
  Prepaid income taxes                                4,505          4,298
  Other current assets                                3,013          1,728
                                                   --------       --------

                                                    125,198        157,294
                                                   --------       --------

Property, Plant, and Equipment, at Cost             379,581        328,837
  Less: Accumulated depreciation and
        amortization                                 82,087         65,770
                                                   --------       --------

                                                    297,494        263,067
                                                   --------       --------

Due from Parent Company                              10,164         10,164
                                                   --------       --------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $8,504 in fiscal 1998 and 1997)                 11,945         12,497
                                                   --------       --------

Restricted Funds                                     25,737         20,905
                                                   --------       --------

Other Assets                                         19,451         21,378
                                                   --------       --------

                                                   $489,989       $485,305
                                                   ========       ========

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                    July 4,  September 27,
(In thousands except share amounts)                    1998           1997
--------------------------------------------------------------------------

Current Liabilities:
  Current portion of long-term obligations         $ 28,032       $ 35,012
  Accounts payable                                   10,976          4,031
  Lease obligations payable                           5,637          1,736
  Accrued interest                                      467          3,524
  Other accrued expenses                             18,261         21,022
  Due to parent company                                   -          1,255
                                                   --------       --------

                                                     63,373         66,580
                                                   --------       --------

Long-term Obligations:
  Nonrecourse tax-exempt obligations                 33,700         51,800
  Subordinated convertible debentures
    (includes $68,500 due to parent company
    in fiscal 1997; Note 5)                          47,400        130,648
  Capital lease obligations                          12,346         22,242
                                                   --------       --------

                                                     93,446        204,690
                                                   --------       --------

Deferred Income Taxes                                58,777         49,934
                                                   --------       --------

Other Deferred Items                                 21,139         13,521
                                                   --------       --------

Minority Interest                                    14,056          3,304
                                                   --------       --------

Shareholders' Investment (Notes 4 and 5):
  Common stock, $.10 par value, 50,000,000
    shares authorized; 37,822,789 and
    25,978,198 shares issued                          3,782          2,598
  Capital in excess of par value                    176,182         95,573
  Retained earnings                                  85,873         67,593
  Treasury stock at cost, 1,960,679 and
    1,477,250 shares                                (28,979)       (20,872)
  Cumulative translation adjustment                     241            (52)
  Net unrealized gain on available-for-sale
    investments                                       2,099          2,436
                                                   --------       --------

                                                    239,198        147,276
                                                   --------       --------
                                                   $489,989       $485,305
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $50,748    $43,524
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues (includes $752 and $903 to
    related parties)                                     34,420     28,842
  Selling, general, and administrative expenses
    (includes $406 and $435 to related parties)           5,591      5,330
  Research and development expenses                         670        625
                                                        -------    -------

                                                         40,681     34,797
                                                        -------    -------

Operating Income                                         10,067      8,727

Interest Income                                             987      1,379
Interest Expense (includes $270 and $685 to
  parent company)                                        (2,669)    (3,648)
Equity in Loss of Joint Venture                             (61)       (99)
                                                        -------    -------

Income Before Provision for Income Taxes and
  Minority Interest                                       8,324      6,359
Provision for Income Taxes                                3,173      2,398
Minority Interest Expense                                   327        363
                                                        -------    -------

Net Income                                              $ 4,824    $ 3,598
                                                        =======    =======

Earnings per Share (Note 6):
  Basic                                                 $   .15    $   .15
                                                        =======    =======
  Diluted                                               $   .14    $   .11
                                                        =======    =======

Weighted Average Shares (Note 6):
  Basic                                                  32,405     24,460
                                                        =======    =======
  Diluted                                                39,049     36,543
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                        Nine Months Ended
                                                      ---------------------
                                                      July 4,      June 28,
(In thousands except per share amounts)                  1998          1997
---------------------------------------------------------------------------

Revenues                                             $145,764      $120,712
                                                     --------      --------

Costs and Operating Expenses:
  Cost of revenues (includes $3,718 and $3,508
    to related parties)                                99,460        83,977
  Selling, general, and administrative expenses
    (includes $1,262 and $1,234 to related
    parties)                                           17,263        12,650
  Research and development expenses                     2,059         1,900
                                                     --------      --------

                                                      118,782        98,527
                                                     --------      --------

Operating Income                                       26,982        22,185

Interest Income                                         3,357         3,641
Interest Expense (includes $1,640 and $2,055 to
  parent company)                                      (9,437)      (10,292)
Gain on Issuance of Stock by Subsidiary (Note 4)        6,269             -
Equity in Earnings of Joint Venture                        62            27
                                                     --------      --------

Income Before Provision for Income Taxes and
  Minority Interest                                    27,233        15,561
Provision for Income Taxes                              7,782         5,756
Minority Interest Expense                               1,171           955
                                                     --------      --------

Net Income                                           $ 18,280      $  8,850
                                                     ========      ========

Earnings per Share (Note 6):
  Basic                                              $    .67      $    .36
                                                     ========      ========
  Diluted                                            $    .52      $    .27
                                                     ========      ========

Weighted Average Shares (Note 6):
  Basic                                                27,109        24,669
                                                     ========      ========
  Diluted                                              39,190        37,391
                                                     ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                      ---------------------
                                                      July 4,      June 28,
(In thousands)                                           1998          1997
---------------------------------------------------------------------------

Operating Activities:
  Net income                                         $ 18,280      $  8,850
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Minority interest expense                         1,171           955
      Depreciation and amortization                    17,821        15,560
      Gain on issuance of stock by subsidiary
        (Note 4)                                       (6,269)            -
      Increase in deferred income taxes                 7,782         5,757
      Changes in current accounts, excluding
        the effect of acquisitions:
          Restricted funds                             10,386         5,339
          Accounts receivable and unbilled
            revenues                                  (10,957)         (812)
          Inventories                                  (2,384)       (1,145)
          Other current assets                         (1,199)          588
          Accounts payable                              6,912          (843)
          Lease obligations payable                     3,507         3,508
          Other current liabilities                    (6,158)        2,718
                                                     --------      --------

Net cash provided by operating activities              38,892        40,475
                                                     --------      --------

Investing Activities:
  Acquisitions, net of cash acquired (Note 3)         (19,100)      (10,865)
  Funding of long-term restricted funds                (4,832)       (6,523)
  Increase in other deferred items                      8,012         4,575
  Increase in other assets                               (242)       (2,655)
  Purchases of property, plant, and equipment         (38,343)      (11,788)
                                                     --------      --------

Net cash used in investing activities                 (54,505)      (27,256)
                                                     --------      --------

Financing Activities:
  Repayment of long-term obligations                  (26,100)      (16,000)
  Payments under capital lease obligations             (8,912)       (5,842)
  Proceeds from issuance of Company and
    subsidiary common stock (Note 4)                   15,602         1,622
  Net proceeds from issuance of subordinated
    convertible debentures                                  -        48,470
  Purchases of Company common stock                   (10,248)      (21,779)
  Distribution to minority partner                     (1,360)       (1,227)
  Capital contribution by minority partner              1,130             -
                                                     --------      --------

Net cash provided by (used in) financing
  activities                                          (29,888)        5,244
                                                     --------      --------

Exchange Rate Effect on Cash                               30            (8)
                                                     --------      --------

Increase (Decrease) in Cash and Cash Equivalents      (45,471)       18,455
Cash and Cash Equivalents at Beginning of Period       83,540        63,238
                                                     --------      --------

Cash and Cash Equivalents at End of Period           $ 38,069      $ 81,693
                                                     ========      ========

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)


                                                         Nine Months Ended
                                                       --------------------
                                                       July 4,     June 28,
(In thousands)                                            1998         1997
---------------------------------------------------------------------------

Noncash Activities:
  Fair value of assets of acquired companies          $ 20,025     $ 14,950
  Cash paid for acquired companies                     (19,100)     (11,223)
                                                      --------     --------

    Liabilities assumed of acquired companies         $    925     $  3,727
                                                      ========     ========

  Conversion of subordinated convertible
    debentures (includes $68,500 converted by
      parent company in fiscal 1998; Note 5)          $ 83,248     $ 16,679
                                                      ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                 Notes to Consolidated Financial Statements

1.   General

     The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and nine-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the nine-month periods ended July 4, 1998, and June 28, 1997. The nine-month periods ending July 4, 1998, and June 28, 1997, include 40 weeks and 39 weeks, respectively. Interim results are not necessarily indicative of results for a full year.

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

                                          Three
                                      Months Ended     Nine Months Ended
                                      ------------    --------------------
(In thousands except                    June 28,      July 4,     June 28,
per share amounts)                          1997         1998         1997
--------------------------------------------------------------------------
Revenues                                $ 49,058     $148,997     $135,769
Net income                                 4,096       18,451       10,205
Earnings per share:
  Basic                                      .17          .68          .41
  Diluted                                    .12          .52          .31

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

5.   Conversion of Subordinated Convertible Debentures

     In May 1998, Thermo Electron converted $68.5 million principal amount of the Company's 4% subordinated convertible debentures into 10,815,846 shares of the Company's common stock.

6.   Earnings per Share

     During the first quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result, all previously reported earnings per share have been restated; however, diluted earnings per share equals the Company's previously reported fully diluted earnings per share for the fiscal 1997 periods presented. Basic earnings per share have been computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share have been computed assuming the conversion of convertible obligations and the elimination of the related interest expense, and the exercise of stock options, as well as their related income tax effects. Basic and diluted earnings per share were calculated as follows:

                              Three Months Ended        Nine Months Ended
                             ---------------------     -------------------
(In thousands except         July 4,      June 28,     July 4,    June 28,
per share amounts)              1998          1997        1998        1997
--------------------------------------------------------------------------
Basic
Net income                   $ 4,824      $ 3,598      $18,280     $ 8,850
                             -------      -------      -------     -------

Weighted average shares       32,405       24,460       27,109      24,669
                             -------      -------      -------     -------

Basic earnings per share     $   .15      $   .15      $   .67     $   .36
                             =======      =======      =======     =======

Diluted
Net income                   $ 4,824      $ 3,598      $18,280     $ 8,850
Effect of:
  Convertible debentures         474          418        2,053       1,254
  Majority-owned
    subsidiary's dilutive
    securities                    (3)           -           (6)          -
                             -------      -------      -------     -------
Income available to
  common shareholders,
  as adjusted                $ 5,295      $ 4,016      $20,327     $10,104
                             -------      -------      -------     -------

Weighted average shares       32,405       24,460       27,109      24,669
Effect of:
  Convertible debentures       6,341       11,770       11,752      12,317
  Stock options                  303          313          329         405
                             -------      -------      -------     -------

Weighted average shares,
  as adjusted                 39,049       36,543       39,190      37,391
                             -------      -------      -------     -------

Diluted earnings per
  share                      $   .14      $   .11      $   .52     $   .27
                             =======      =======      =======     =======

     The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 44,000 of such options outstanding, with exercise prices ranging from $19.23 to $19.25 per share.

     In addition, the computation of diluted earnings per share for the three- and nine-month periods ended June 28, 1997, excludes the effect of assuming the conversion of $50.0 million principal amount of 4.875% subordinated convertible debentures, convertible at $16.50 per share, because the effect would be antidilutive.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" contained herein.

Overview

    The Company reports its results in two business segments. The Energy segment operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies) and also operates a subbituminous coal beneficiation facility (the K-Fuel Facility). The Biopesticide segment manufactures and sells biopesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.

    In the Energy segment, each Operating Company in the United States sells power under a long-term power-sales agreement. The profitability of operating the Company's facilities depends on the price received for power under the power sales agreements with power purchasers, on plant performance or availability, and on the fuel, operating, and maintenance costs for the facilities. As of January 1998, the Energy segment operates a 12-megawatt energy center and five auxiliary boilers in the Czech Republic. The Energy segment earns a disproportionately high share of its income in May to October due to the rate structures under the power-sales agreements for its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Energy segment has historically operated at marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Energy segment's profitability is also dependent on the amount of development expenses that it incurs.

    The Company has also entered the field of engineered clean fuels through a limited partnership agreement with KFx, Inc. The Company is a 95% partner in a partnership established to develop, construct, and operate a subbituminous coal beneficiation facility using the patented K-Fuel technology licensed from KFx. This facility, located near Gillette, Wyoming, uses the K-Fuel technology, which transforms low-energy, high- moisture coal into low-moisture, high-energy fuel with reduced sulfur. A tax credit per ton of fuel produced and sold is available with respect to qualifying alternative fuels from a facility placed in service before June 30, 1998, pursuant to a binding written contract in effect before

December 31, 1996. The economic returns of the K-Fuel Facility primarily result from tax credits on the facility's production of K-Fuel. The Company expects that the K-Fuel Facility will report operating losses for financial reporting purposes, primarily as a result of recording depreciation over the expected life of the tax credit. There can be no assurance that the K-Fuel Facility would be determined to qualify for the tax credit or that the Company will realize a benefit from the tax credit.

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

    Thermo Trilogy's biopesticide products include botanical extracts from the seed of the tropical neem tree, microbial-based pesticides (fungal-based insecticides and fungicides, bacterial-based insecticides, baculovirus, and beneficial nematodes), insect pheromone-based products such as traps and lures, and disease-free sugar cane planting stock. These biopesticide products are used as alternatives or complements to conventional chemical-based pest-control technologies. In January 1997 Thermo Trilogy acquired substantially all of the assets of biosys, inc. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt) - biopesticide business of Novartis AG and its affiliates (the Bt business of Novartis; Note 3).

    Since its inception, the Company has derived a substantial majority of its revenue from the development, construction, and operation of biomass electric-generation facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in fiscal 2000. In addition, within the next few years, the Company expects a substantial portion of its revenues to be derived from new business ventures in clean-power resources, clean fuels, and biopesticides. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, additional clean-fuel projects, and its biopesticide business. The Company has had limited prior experience in the repowering of power plants and the development and sale of clean fuels, and there can be no assurance that the Company will be able to successfully develop, market, or sell its products and services in these areas. The Company's future success will depend significantly on its ability to develop, introduce, and integrate new products and services in these areas. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company to implement these strategies would have a material adverse effect on the Company's business, financial condition, and results of operations.

Results of Operations

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997

    Total revenues in the third quarter of fiscal 1998 increased 17% to $50.7 million from $43.5 million in the third quarter of fiscal 1997. Revenues from the Energy segment in the third quarter of fiscal 1998 increased to $42.9 million from $37.9 million in the third quarter of fiscal 1997. The increase was primarily due to higher contractual energy rates at the Company's Delano, Gorbell, and Whitefield facilities and, to a lesser extent, the inclusion of $2.0 million of revenues from the Czech Republic operations, acquired in January 1998. From various dates in 1998 onward, no further rate increases will occur at the Company's four California energy facilities.

    Revenues at Thermo Trilogy in the third quarter of fiscal 1998 increased to $7.8 million from $5.6 million in the third quarter of fiscal 1997. The increase was primarily due to the inclusion of revenues from the Bt business of Novartis, acquired in November 1997.

    The gross profit margin decreased to 32% in the third quarter of fiscal 1998 from 34% in the third quarter of fiscal 1997. The gross profit margin for the Energy segment decreased to 29% in the third quarter of fiscal 1998 from 32% in the third quarter of fiscal 1997. The decrease was primarily due to the inclusion of costs associated with the initial stages of operations at the Company's K-Fuel Facility.

    The gross profit margin for Thermo Trilogy increased to 52% in the third quarter of fiscal 1998 from 45% in the third quarter of fiscal 1997, primarily due to increased revenues from higher-margin international operations, offset in part by the inclusion of lower-margin revenues from the Bt business of Novartis.

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

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost; as determined from time to time by the California Public Utility Commission). Avoided cost is determined pursuant to a formula that is intended to estimate the price that the utility would, but for its contract with the power producer, be paying for the same amount of energy. The rate fluctuates with the price of fuels and certain other factors. At present, the avoided cost is substantially lower than the payments currently being made by PG&E and SCE to the Company under the fixed-rate portions of its contracts. In addition, although it is difficult to predict future levels of avoided costs, based on current estimates, avoided cost is expected to be substantially lower in 2000 than the rates currently being paid by PG&E and SCE under its fixed-rate contracts. The Company expects, that at current avoided cost rates, absent sufficient reductions in fuel prices and other operating costs, the Company's Mendota and Delano plants would operate at substantially reduced operating income levels or at a loss beginning in fiscal 2001. In fiscal 1997, the Mendota and Delano plants' aggregate operating income was approximately $34.0 million. Further, if the Woodland plant were to operate at projected avoided cost levels, substantial losses would result, primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, under such circumstances the Company would draw down power reserve funds to cover operating cash shortfalls and then, should such funds be depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. During the first quarter of fiscal 1997, the Company began recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Consequently, the results of the Woodland plant were greatly diminished during 1997 and the Company expects that such results will be reduced to approximately breakeven in 1998 and thereafter. During fiscal 1997 and 1996, the Woodland plant contributed $1.0 million and $5.1 million of operating income, respectively.

    The Company began reporting the K-Fuel Facility's results of operations in April 1998. Although the facility has operated and produced commercially salable product, the Company has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operation. The Company has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure-release equipment. Currently, the Company is experiencing certain operational problems relating to tar and fines residue build-up within the system during production and other product-quality issues related to product dusting. The Company is actively exploring solutions

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

to these problems. Because the technology being developed is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these problems and achieve optimal and sustained performance.

    Selling, general, and administrative expenses as a percentage of revenues decreased to 11% in the third quarter of fiscal 1998 from 12% in the third quarter of fiscal 1997, primarily due to lower business development costs in the third quarter of fiscal 1998.

    Research and development expenses represent Thermo Trilogy's ongoing new product development and increased to $0.7 million in the third quarter of fiscal 1998 from $0.6 million in the third quarter of fiscal 1997 due to the acquisition of the Bt business of Novartis.

    Interest income decreased to $1.0 million in the third quarter of fiscal 1998 from $1.4 million in the third quarter of fiscal 1997. The decrease was primarily due to lower average invested balances due to cash expended for the acquisition of the Bt business of Novartis, the acquisition and expansion of the Czech Republic operations, the repurchase of Company common stock, and construction of the K-Fuel Facility.

    Interest expense decreased to $2.7 million in the third quarter of fiscal 1998 from $3.6 million in the third quarter of fiscal 1997. The decrease was primarily due to lower outstanding debt related to the Company's Delano and Mendota plants and, to a lesser extent, the conversion by Thermo Electron of $68.5 million principal amount of the Company's 4% subordinated convertible debentures in May 1998.

    Equity in loss of joint venture represents the Company's proportionate share of loss from a joint venture.

    The effective tax rate was 38% in the third quarter of fiscal 1998 and 1997. The effective tax rate in both years exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, offset in part by the exclusion of income taxed directly to a minority partner.

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

Third Quarter Fiscal 1998 Compared With Third Quarter Fiscal 1997
(continued)

incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing whether its key suppliers are adequately addressing the year 2000 issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997

    Revenues increased 21% to $145.8 million in the first nine months of fiscal 1998 from $120.7 million in the first nine months of fiscal 1997. Revenues from the Energy segment in the first nine months of fiscal 1998 were $123.5 million, compared with $110.4 million in the first nine months of fiscal 1997. The increase was primarily due to higher contractual energy rates at several of the Company's facilities. The increase was also due to the inclusion of $4.4 million of revenues from the Czech Republic operations, purchased in January 1998, and, to a lesser extent, higher electrical generation at all of the Company's facilities due to the first nine months of fiscal 1998 including 40 weeks, compared with 39 weeks in the first nine months of fiscal 1997.

    Revenues at Thermo Trilogy in the first nine months of fiscal 1998 were $22.3 million, compared with $10.3 million in the first nine months of fiscal 1997. The increase was primarily due to the inclusion of revenues from the Bt business of Novartis and the biosys business, acquired in November 1997 and January 1997, respectively.

    The gross profit margin increased to 32% in the first nine months of fiscal 1998 from 30% in the first nine months of fiscal 1997. The increase in the total gross profit margin resulted from an increase in the relative size of the higher-margin revenues from Thermo Trilogy compared with revenues from the Company's Energy segment. The gross profit margin for the Energy segment was unchanged at 29% in the first nine months of fiscal 1998 and 1997.

    The gross profit margin for Thermo Trilogy decreased to 45% in the first nine months of fiscal 1998 from 47% in the first nine months of fiscal 1997. The decrease resulted primarily from the inclusion in fiscal 1998 of lower-margin revenues from the Bt business of Novartis as well as inclusion of lower-margin revenues from the biosys business for nine months in fiscal 1998, compared with six months in fiscal 1997.

    Selling, general, and administrative expenses as a percentage of revenues increased to 12% in the first nine months of fiscal 1998 from 10% in the first nine months of fiscal 1997. The increase resulted primarily from the inclusion of higher selling, general, and

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

administrative expenses as a percentage of revenues at Thermo Trilogy due to the acquisitions of the Bt business of Novartis and the biosys business.

    Research and development expenses represent Thermo Trilogy's ongoing new product development and increased to $2.1 million in the first nine months of fiscal 1998 from $1.9 million in the first nine months of fiscal 1997, due to the acquisition of the Bt business of Novartis.

    Interest income decreased to $3.4 million in the first nine months of fiscal 1998 from $3.6 million in the first nine months of fiscal 1997. A reduction in average invested balances due to cash expended for the acquisition of the Bt business of Novartis, the acquisition and expansion of the Czech Republic operations, the repurchase of Company common stock, and construction of the K-Fuel Facility was offset in part by interest income earned on invested proceeds from the Company's April 1997 issuance of 4.875% subordinated convertible debentures.

    Interest expense decreased to $9.4 million in the first nine months of fiscal 1998 from $10.3 million in the first nine months of fiscal 1997. A decrease in interest expense resulting from lower outstanding debt related to the Company's Delano and Mendota plants, as well as the May 1998 conversion by Thermo Electron of $68.5 million principal amount of the Company's 4% subordinated convertible debentures was offset in part by an increase in interest expense related to the April 1997 issuance of the 4.875% subordinated convertible debentures.

    The Company and its parent, Thermo Electron, have adopted a strategy of spinning out certain of their businesses into separate subsidiaries and having these subsidiaries sell a minority interest to outside investors. The Company believes that this strategy provides additional motivation and incentives for the management of the subsidiaries through the establishment of subsidiary-level stock option incentive programs, as well as capital to support the subsidiaries' growth. As a result of the sale of stock by Thermo Trilogy, the Company recorded a nontaxable gain on issuance of stock by subsidiary of $6.3 million in the first nine months of fiscal 1998 (Note 4). The size and timing of these transactions are dependent on market and other conditions that are beyond the Company's control. In addition, in October 1995, the Financial Accounting Standards Board (FASB) issued an exposure draft of a Proposed Statement of Financial Accounting Standards, "Consolidated Financial Statements: Policy and Procedures" (the Proposed Statement). The Proposed Statement would establish new rules for how consolidated financial statements should be prepared. If the Proposed Statement is adopted, there could be significant changes in the way the Company records certain transactions of its controlled subsidiaries. Among those changes, any sale of the stock of a subsidiary that does not result in a loss of control would be accounted for as a transaction in the equity of the consolidated entity with no gain or loss being recorded. The FASB continues to deliberate on this issue and the timing and contents of any final statement are

First Nine Months Fiscal 1998 Compared With First Nine Months Fiscal 1997 (continued)

uncertain. Accordingly, there can be no assurance that the Company will be able to realize gains from such transactions in the future.

    Equity in earnings of joint venture represents the Company's proportionate share of income from a joint venture.

    The effective tax rate was 29% in the first nine months of fiscal 1998 and 37% in the first nine months of fiscal 1997. The effective tax rate in the first nine months of fiscal 1998 was below the statutory federal income tax rate due to the nontaxable gain on issuance of stock by subsidiary and the exclusion of income taxed directly to a minority partner. The effective tax rate in the first nine months of fiscal 1997 exceeded the statutory federal income tax rate primarily due to the impact of state income taxes, offset in part by the exclusion of income taxed directly to a minority partner.

Liquidity and Capital Resources

    Working capital was $61.7 million at July 4, 1998, compared with $90.7 million at September 27, 1997. The Company had cash, cash equivalents, and current restricted funds of $48.5 million at July 4, 1998, compared with $104.3 million at September 27, 1997. Current restricted funds held in trust pursuant to certain lease and debt agreements totaled $10.4 million and $20.8 million at July 4, 1998, and September 27, 1997, respectively. In addition, cash and cash equivalents include $7.2 million and $12.0 million at July 4, 1998, and September 27, 1997, respectively, which are restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Further, until such time, if ever, as projections of avoided-costs change, all cash flows from the Woodland Operating Company, other than cash required for tax distributions, will be restricted from distribution to the Company. During the first nine months of fiscal 1998, the Company's operating activities provided cash and restricted funds of $28.5 million. Cash from the Company's operations was offset in part by $11.0 million of cash used to fund an increase in accounts receivable. Cash of $6.9 million was provided by an increase in accounts payable. These increases were in support of increased volumes of business due to the acquisition of the Bt business of Novartis in November 1997 and the purchase of the Czech Republic operations in January 1998.

    During the first nine months of fiscal 1998, the Company's investing activities used cash of $54.5 million. In November 1997, the Company, through Thermo Trilogy, acquired the Bt business of Novartis for $19.1 million in cash and the assumption of certain liabilities (Note 3). In March 1998, the Company acquired two power-generation facilities and related sites in California for $9.5 million in cash and the assumption of certain liabilities. The Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $9.7 million for the construction of the K-Fuel Facility. In January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture, indirectly acquired an 83% interest in certain power operations in the Czech Republic for $7.3 million in cash. The Company has begun construction on a 50-megawatt expansion at the Czech Republic operations and has incurred $9.9 million in construction costs. In addition, the Company expended $1.9 million on other capital expenditures during the first nine months of fiscal 1998. During the remainder of fiscal 1998, the Company expects to expend an additional $8.0 million on capital expenditures.

    During the first nine months of fiscal 1998, the Company's financing activities used cash of $29.9 million. The Company used cash of $35.0 million for the repayment of long-term obligations and payments under capital lease obligations related to three of its California plants. In the first nine months of fiscal 1998, Thermo Trilogy issued shares of its common stock in private placements for net proceeds of approximately $14.9 million. Through a series of transactions commencing in April 1997, the Company's Board of Directors has authorized the repurchase, through various dates, of up to $30 million of its own securities in the open market, or in negotiated transactions. Through July 4, 1998, the Company had repurchased $29.9 million in common stock under these authorizations, including $10.2 million during the first nine months of fiscal 1998. Any such purchases are funded from working capital.

    In September 1996, the Company, through a wholly owned subsidiary, formed a joint venture with Marcegaglia Group of Mantova, Italy, to develop, own, and operate biomass-fueled electric power facilities in that country, which may require significant equity investments if development efforts are successful. In January 1998, the Company, through a wholly owned subsidiary, entered into a joint development agreement with EMD Praha Spol s.r.o. (EMD) in the Czech Republic. Participation in the joint development agreement may require significant equity investments if development efforts are successful.

    The Company has commenced an expansion project of its Czech Republic operations, acquired in January 1998. The Company estimates the cost of this expansion will be $32.0 million, of which it expects approximately 60% will be funded by bank financing and the remainder from internal funds. While the Company does not currently have any firm available credit facilities, it does not expect to require funding for currently existing operations in the foreseeable future, with the exception of the financing required for the expansion project at its Czech Republic operations. The Company is in the early stages of developing projects in Italy, the Czech Republic, and Southern California. Equity investments required by the Company for these development efforts, if successful, are uncertain, but may be significant. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant additional funds from time to time to complete acquisitions and to meet project development requirements, including the funding of equity investments. As the Company acquires, invests in, or develops future plants, the Company expects to finance them with nonrecourse debt, internal funds, additional equity financing, or through borrowings from third parties or Thermo Electron. Although Thermo Electron has expressed its willingness to provide funds to the Company to help finance acquisitions and equity investments in future projects, the Company has no agreements with Thermo Electron or third parties that assure funds will be available on acceptable terms, or at all.

Forward-looking Statements

    In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause its actual results in the remainder of fiscal 1998 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

   General

    Transition of Business Focus. Since its inception, the Company has derived a substantial majority of its revenues from the development, construction, and operation of biomass electric generation facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in fiscal 2000. In addition, within the next few years, the Company expects a substantial portion of its revenues to be derived from new business ventures in clean power resources, clean fuels and biopesticides. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, additional clean fuel projects, and its biopesticides business. The Company has had limited prior experience in the repowering of power plants and the development and sale of clean fuels, and there can be no assurance that the Company will be able to successfully develop, market, or sell its products and services in these areas. The Company's future success will depend significantly on its ability to develop, introduce, and integrate new products and services in these areas. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company to implement these strategies would have a material adverse effect on the Company's business, financial condition, and results of operations.

    Risks Associated with Acquisition Strategy. The Company's strategy includes the acquisition of businesses that complement or augment the Company's business strategy or existing product lines. Promising acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. Any acquisitions completed by the Company may be made at substantial premiums over the fair value of the net assets of the acquired companies that would result in substantial expenses for the amortization of goodwill. There can be no assurance that the Company will be able to complete future acquisitions or that the Company will be able to successfully integrate any acquired businesses. In order to finance such acquisitions, it may be necessary for the Company to raise additional funds through public or private financings. Any equity or debt financing, if available at all, may be on terms that are not favorable to the Company and may result in dilution in its earnings per share.

   Risks Associated with Clean Power Resources Business

   Development Risks

    Uncertainty of Project Development. The process of locating, developing, permitting, financing, and constructing power plants is complex, lengthy, and expensive. Only a small percentage of the projects that the Company evaluates and pursues ultimately results in operating projects. As a result, the Company may not recover any expenses that it incurs in the evaluation and development of many projects.

    Although all the U.S. plants currently operated by the Company utilize biomass as fuel, the Company is not currently considering the development of further biomass-fueled projects in the U.S. due to high biomass fuel costs and the relatively high costs of constructing and operating biomass fueled plants. The Company is considering the development of biomass fueled projects internationally in countries where market conditions may support profitable biomass operations. The Company has also expanded its development focus to include international clean power opportunities and other environmentally sound technologies such as developing or repowering natural gas or coal fueled power facilities. In this regard, the Company has established operations in the Czech Republic and Italy. The completion or success of these projects and new ventures is subject to a number of significant conditions, including obtaining financing, negotiating key contracts with partners and other third parties, and other material development activities such as obtaining required permits. No assurance can be given that these projects or new ventures will be completed on a timely basis, or at all. Any failure by the Company to successfully develop new projects would have a material adverse effect on the future growth of the Company.

    Uncertainty of Access to Capital. The Company has sought to finance the debt portion of each of its clean power projects in a manner that is substantially nonrecourse to the Company. To minimize its equity commitment, the Company must borrow substantial amounts from third party lenders. The borrowings are typically secured only by the applicable project assets and the capital stock of the appropriate entity, typically a joint venture or limited partnership in which the Company has a majority interest or wholly owned subsidiary through which the Company develops its projects and operates its facilities (an Operating Company). The Company anticipates that it will require substantial financing to fund both the equity and debt components of future projects. No assurance can be given that financing for future projects will be available on a nonrecourse basis or on acceptable terms, or at all. Any failure by the Company to obtain adequate amounts of financing on acceptable terms would have a material adverse effect on the future growth of the Company.

    Dependence on Terms of Power Sales Agreement. The profitability of any of the Company's clean power facilities is heavily dependent upon the power sales agreement that it has entered into with the electric utility or other customer. Under certain of these agreements, in the event of service termination by the Operating Company prior to the end of the applicable obligation period, the Operating Company may be required to reimburse the utilities to the extent that cumulative revenue calculated at established rates exceeds the amounts calculated at the utilities avoided cost rates. Most of the Company's existing power sales agreements were obtained as a direct negotiation with the purchasing utility. However, in recent years, in the U.S. such agreements have increasingly been awarded as a result of competitive bidding. Consequently, obtaining a power sales agreement in the U.S. has become progressively more competitive and expensive and, in many cases, less profitable. In the future, foreign power sales agreements also may increasingly be subject to competitive bidding. In addition, the passage of the National Energy Policy Act of 1992 has removed certain barriers to entry into the independent power market by utilities and others, and is expected to increase competition in that market. There can be no assurance that power sales agreements, if any, entered into by the Company in the future will be as profitable as the power sales agreements to which the Operating Companies are currently parties.

    Risks Associated with Doing Business Outside the United States. The Company believes that significant growth opportunities in the power market exist outside of the U.S. In that regard, the Company is currently pursuing projects in Italy and the Czech Republic, and intends to identify other countries in which to develop power projects. Doing business in many foreign countries exposes the Company to many risks that are not present in the U.S., including political, military, privatization, currency exchange and repatriation risks, and higher credit risks related to the utility purchaser. In addition, it is possible that legal obligations may be more difficult for the Company to enforce in foreign countries and that the Company may be at a disadvantage in any legal proceeding with the local entity. Local laws may also limit the ability of the Company to hold a majority interest in some of the projects that it develops or acquires. The Company's costs associated with business development efforts outside the U.S. is expected to increase due to increased complexity inherent in foreign development. In addition, the amount of cash required to fund equity investments is expected to increase due to the financing requirements of lenders in foreign markets.

    Intense Competition for Projects. The Company believes that there are approximately 200 companies that are actively engaged in the worldwide nonutility power market. Many of the companies in the power market have substantially greater financial and technical resources than those of the Company. Domestic competition in this market is expected to intensify as a result of deregulation at the federal and state levels, and due to the trend toward awarding contracts based upon competitive bidding. Such competition may reduce the ability of the Company to secure future projects and may have a material adverse effect on the profitability of future projects.

    Uncertainty of Regulatory or Community Support. Development, construction, and operation of a clean power project requires numerous environmental, siting, and other permits. The process of obtaining these permits can be lengthy and expensive. In addition, local opposition to a particular project can substantially increase the cost and time associated with developing a project, and can potentially render a project unfeasible or uneconomic. The Company may incur substantial costs or delays or may be unsuccessful in developing clean power projects as a result of such opposition.

   Operating Risks

    Expected Price Reductions under California SO#4 Contracts. The power sales agreements for the Company's Woodland, Mendota, and Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require Pacific Gas & Electric (PG&E), in the case of Woodland and Mendota, and Southern California Edison (SCE), in the case of Delano and Delano II, to purchase the power output of the projects at fixed rates until 2000 in the case of Woodland and Mendota, and 2001 in the case of Delano. However, with respect to Woodland and Mendota, PG&E has asserted that the fixed rates under its agreements will terminate mid-1999, although the Company disputes this assertion. Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost) (as determined from time to time by the California Public Utility Commission (CPUC)). Avoided cost is determined pursuant to a formula that is intended to estimate the price that the utility would, but for its contract with the power producer, be paying for the same amount of energy. The rate fluctuates with the price of fuels and certain other factors. At present, avoided cost is substantially lower than the payments currently being made by PG&E and SCE to the Company under the fixed rate portions of its contracts. In addition, although it is difficult to predict future levels of avoided cost, based on current estimates, avoided cost is expected to be substantially lower in 2000 than the rates currently being paid by PG&E and SCE under its fixed rate contracts. The Company expects, that at current avoided cost rates, absent sufficient reductions in fuel prices and other operating costs, the Company's Mendota and Delano plants would operate at substantially reduced operating income levels or at a loss beginning in fiscal 2001. In fiscal 1997, the Mendota and Delano plants' aggregate operating income was approximately $34.0 million. Further, if the Woodland plant were to operate at projected avoided cost levels, substantial losses would result primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, under such circumstances the Company would draw down power reserve funds to cover operating cash shortfalls and then, should such funds be depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. During the first quarter of fiscal 1997, the Company began recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Consequently, the results of the Woodland plant were greatly diminished during 1997 and the Company expects that such results will be reduced to approximately breakeven in 1998 and thereafter. During fiscal 1997 and 1996, the Woodland plant contributed $1.0 million and $5.1 million of operating income, respectively.

    Potential Decreased Power Sales due to Power Curtailments. The power sales agreements between the Woodland and Mendota Operating Companies and PG&E allowed PG&E to curtail the quantity of power purchased under each of these agreements by up to 1,000 hours of generating capacity annually. PG&E generally exercised its curtailment rights during periods when cheaper hydroelectric power was available, which generally occurred following periods of heavy rain or snow. Curtailment reduces the power payment received by the Operating Companies and, therefore, has an adverse effect on the financial results of those Operating Companies. During fiscal 1997, the Company experienced approximately 860 hours of utility imposed curtailments at each of these plants. In 1997, the Company renegotiated PG&E's curtailment rights, limiting PG&E to 500 hours per year.

    Potential Increased Fuel Prices and Reduced Availability of Fuel. The profitability of the Company's plants is dependent in part upon the difference between the price the Company receives from its utility customers for power and the price the Company pays for the fuel. The Company has typically entered into long-term fuel supply agreements for a significant portion of its fuel requirements. These agreements generally provide for prices based upon predetermined formulas or indexes. If fuel prices rise significantly, the Company will be required to pay higher prices on the spot market for the portion of its fuel not covered by agreements. The Company's existing power sales agreements do not adjust to account for changes in the Company's fuel prices. Therefore, the profitability of these agreements, and any future power sales agreement that do not provide for such an adjustment, could be materially adversely affected by increases in the Company's fuel prices. In addition, future fuel shortages could adversely affect the Company's ability to deliver power, and therefore receive payments, pursuant to its power sales agreements.

    Operating Difficulties. The financial performance of each of the Company's plants depends to a significant extent upon the ability of each plant to be capable of performing at or near capacity. If a plant is unable to perform at these levels, payments under the power sales agreement will be reduced, possibly significantly. The Company has in the past experienced mechanical problems with the boilers at its Mendota and Woodland plants and suffered major equipment damage at its Whitefield plant. Although the Company believes that these problems have been corrected, no assurance can be given that these or other plants will not experience operating problems in the future. No assurance can be given that business interruption insurance will be adequate to cover all potential losses, or that such insurance will continue to be available on reasonable terms.

    Dependence on Utility Customers. Each of the current U.S. projects relies upon one power sales agreement with a single electric utility customer for the majority, if not all, of its revenues over the life of the power sales agreement. During fiscal 1997, Public Service of New Hampshire (PSNH), SCE, and PG&E accounted for 18%, 31%, and 32%, respectively, of the Company's revenues. The failure of any one utility customer to fulfill its contractual obligations could have a substantial negative impact on the Company. No assurance can be given that a particular utility will not be unwilling or unable, at some time, to make required payments under its power sales agreements. Further, in a deregulated market, the Company may do business with customers of various sizes and levels of credit-worthiness.

    Potential Earthquake Damage. The Company's California plants are located in areas where there is a risk of potentially significant earthquake activity. Projects that the Company develops in the future may also be located in areas where there is earthquake risk. The Company's earthquake insurance is not sufficient to cover all potential losses and there can be no assurance that such insurance will continue to be available on reasonable terms.

   Regulatory Risks

    Potential Rate Reduction by PSNH. In 1990, a plan of reorganization (the
Plan) for PSNH was approved by the U.S. Bankruptcy Court for the District of New Hampshire. Pursuant to the Plan, Northeast Utilities (NU) acquired the assets of PSNH. An agreement between NU and the State of New Hampshire contains language to the effect that PSNH will seek to renegotiate some of the terms of certain rate orders with small power producers, including the Whitefield and Hemphill Operating Companies, and that the state will support PSNH in such efforts. PSNH reached an agreement in principle with these two Operating Companies to settle the renegotiation of their rate orders. The settlement agreement is subject to the approval of the New Hampshire Public Utility Commission (NHPUC) on terms acceptable to both PSNH and the Operating Companies. The principal terms of the agreement generally call for the two Operating Companies to reduce the amount of power sold annually to PSNH to 70% of the plants' capacities, and to reduce the price per kilowatt paid by PSNH to $0.06 per kilowatt hour, escalating three percent per year for the remainder of the term of the original, applicable rate order. In consideration of these reductions, the Operating Companies would receive certain cash settlement payments, paid over several years. The settlement agreement has technically expired; however, no party to the settlement agreement has notified the other that it would not proceed in accordance with the terms thereof if approved by NHPUC nor were they required to do so. The settlement, if approved and executed, is not expected to have a material impact on the Company's results of operations or financial condition. Should the matter not reach resolution, the Company does not believe that PSNH has the right to take unilateral action to reduce the price of purchased power under such arrangements. Rejection of the Company's rate orders would result in a claim for damages by the Company and could be the subject of lengthy litigation. In January 1997, NU disclosed in a filing with the Securities and Exchange Commission that if a proposed deregulation plan for the New Hampshire electric utility industry were adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, NHPUC voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan. In March 1997, the federal district court issued a temporary restraining order which prohibits the NHPUC from implementing the deregulation plan as it affects PSNH, pending a determination by the court whether PSNH's claim could then be heard by the court. In April 1997, the court ruled that it could now hear the case and ordered that the restraining order would continue indefinitely pending the outcome of the suit. In addition, in March 1997, the Company, along with a group of other biomass power producers, filed a motion with the NHPUC seeking clarification of the NHPUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to the Company's energy output. In May 1998, NHPUC issued a written ruling rejecting the settlement agreements and modifications that would impact PSNH's ability to finance and secure the settlement contract to the Operating Companies. An unfavorable resolution of this matter, including the bankruptcy of PSNH, could have a material adverse effect on the Company's results of operations and financial position.

    Potential Effects of Loss of QF Status or Changes to PURPA. The Company's existing facilities are subject to the provisions of various laws and regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA). PURPA provides to Qualifying Facilities (QFs) certain exemptions from substantial federal and state legislation, including regulation as public utilities. PURPA also requires electric utilities to purchase electricity generated by QFs at prices not exceeding their avoided cost. Any future changes to PURPA could have a material adverse effect on the Company.

    Public Utility Holding Company Act. The Public Utility Holding Company Act of 1935 (PUHCA) regulates public utility holding companies and their subsidiaries. The Company is not and will not be subject to regulation as a holding company under PUHCA as long as the domestic power plants it owns and/or operates are QFs under PURPA or otherwise are exempt from regulation as public utility holding companies under PUHCA. If a power plant were to lose such status, the Operating Company owning or leasing that plant could become a public utility company, which could result in the Company becoming a public utility holding company. In addition, loss of QF status, regardless of the Company's ability to avoid public utility holding company status, could be a default under many of the Company's facility lease and power sales agreements. In the event of any such default, the other parties to such agreements could seek various remedies against the Company or could seek to renegotiate such agreements on terms more favorable to such parties. In addition, to ensure that the Company will not be subject to regulation as a holding company under PUHCA, the foreign power plants it owns and/or operates also must be exempt from regulation as public utility companies under PUHCA.

    Potential Increased Competition Due to Regulatory Changes. The Company believes that certain regulatory changes are likely to have a significant impact on the domestic power market over the next five years. The National Energy Policy Act of 1992 exempts a new class of facilities, electric wholesale generators (EWG), from certain federal utility regulation and liberalizes access for nonutility generators to the utility power transmission grid. In addition, many states are considering the elimination of many of the regulations that currently limit the ability of power generators to negotiate power sales agreements directly with industrial and commercial customers. The Company believes that the effect of these regulatory changes will be to increase competition for the sale of power.

    The Evolving California Electric Utility Market. The electric utility market in California has undergone a complex restructuring which is not yet complete. The California Public Utility Commission (CPUC) and the California legislature have required the creation of an Independent System Operator (ISO), which operates transmission facilities owned by investor-owned utilities in the state, and a Power Exchange (PX), which conducts hourly and daily auctions of electric energy that are designed to set prices at market levels. The ISO and PX were created in May 1997 and commenced operations on March 31, 1998. The activities of the ISO and PX are subject to comprehensive Federal Energy Regulatory Commission (FERC) regulation. FERC has approved tariffs and rates for the ISO and PX, but these approvals are not final; they are subject to further FERC and judicial review. In addition, the restructuring of the California electric utility market may have an effect on avoided cost. Investor-owned utilities in California are required to buy power through the PX. The avoided cost for such utilities thus potentially will be determined based on market prices set through the PX. These market prices may be lower than energy rates set in current QF contracts which may adversely affect Operating Companies after the end of the fixed price period in their contracts with utilities.

    Limitations Imposed by Environmental Regulation. Federal, state, and local environmental laws govern air emissions and discharges into water and the generation, transportation, storage, and treatment and disposal of solid and hazardous waste. These laws establish standards governing most aspects of the construction and operation of the Company's facilities, and often require multiple governmental permits before these facilities can be constructed, modified, or operated. There can be no assurance that all required permits will be issued for the Company's projects under development or for future projects, or that the requirements for continued environmental regulatory laws and policies governing their enforcement may change, requiring new technology or stricter standards for the control of discharges of air or water pollutants, or for solid or hazardous waste or ash handling and disposal. Such future developments could affect the manner in which the Company operates its plants and could require significant additional expenditures to achieve compliance with such requirements. It is possible that compliance may not be technically or economically feasible.

   Risks Associated with Clean Fuels Business

    Uncertainty Regarding K-Fuel Facility. The Company has entered into a limited partnership agreement with KFx Wyoming, Inc., a subsidiary of KFx, Inc. (the K-Fuel Partnership), to develop, construct, and operate a subbituminous coal beneficiation plant near Gillette, Wyoming. The plant will utilize certain patented clean coal technology owned by KFx, Inc. and licensed to the K-Fuel Partnership on a non-exclusive basis (the K-Fuel technology) which transforms low energy, high moisture coal into low-moisture, high-energy fuel with reduced sulfur. The Company has provided approximately $60 million for the design, construction, and operation of the plant. A tax credit per ton of fuel produced and sold is available with respect to qualifying alternative fuels from a facility placed in service before June 30, 1998, pursuant to a binding written contract in effect before December 31, 1996, and the credit is thereafter available with respect to qualified fuel sold through December 31, 2007. Although the facility has operated and produced commercially salable product, the Company has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operation. The Company has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure-release equipment. Currently, the Company is experiencing certain operational problems relating to tar and fines residue build-up within the system during production and other product quality issues related to product dusting. The Company is actively exploring solutions to these problems. Because the technology being developed at the facility is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these problems and achieve optimal and sustained performance. In addition, there can be no assurance that the K-Fuel Facility would be determined to be qualified for the tax credit, or that the Company will realize a benefit from the tax credit. The economic returns of the K-Fuel Facility primarily result from tax credits on the facility's production of K-Fuel. The Company expects that the K-Fuel Facility will report operating losses for financial reporting purposes primarily as a result of recording depreciation over the expected life of this tax credit. Further, the Company currently has an agreement for the sale of only 33% of the plant's anticipated output for the first three years of operation and, at the purchaser's option, the plant's entire output from the fourth through the tenth year of operation. No assurance can be given that the purchaser of the fuel will exercise its option in years four through ten or that the Company will be able to enter into additional contracts for the sale of fuel on acceptable terms, or at all. Demand for the fuel produced by the plant is expected to result in large part from the requirement that coal-burning utilities comply with the future scheduled sulfur dioxide emissions restrictions contained in the Clean Air Act. If the fuel produced by the plant does not allow the achievement of desired emissions reductions, or if regulations relating to emissions become less restrictive in the future, demand for the plant's fuel output would be materially adversely affected.

    Federal Regulation of Air Emissions. A significant factor driving the creation of the U.S. market for K-Fuel and other beneficiated coal products is the Clean Air Act. The Clean Air Act specifies certain air emission requirements for electrical utility companies and industrial coal users. The Company believes that compliance with such regulations by these coal users can be fully or partially met through the use of clean-burning fuel technologies like the one being employed at the Company's K-Fuel Facility. The Company is unable to predict future regulatory changes and their impact on the demand for K-Fuel. A full or partial repeal or revision of the Clean Air Act would have a material adverse effect on the Company's clean fuel business.

    Operating Hazards and Uninsured Risks. The Company's K-Fuel Facility is subject to the risks inherent in the operation of high pressure, high temperature equipment producing combustible fuels. These risks include the possibility of fire, explosions, pollution and other environmental risks. These risks could result in substantial losses to the Company's K-Fuel Facility and revenues due to injury and loss of life; severe damage to, and destruction of, property and equipment; pollution; and other environmental damage and suspension of operations. The K-Fuel Facility maintains insurance of various types to cover its operations. No assurance can be given that the Company will be able to maintain adequate insurance in the future at rates the Company considers reasonable. The occurrence of a significant event not fully insured or indemnified against could materially and adversely affect the Company's financial condition and results of operations.

    Electric Utility Regulatory Changes. The U.S. electric utility market is currently in the early stage of deregulation. The National Energy Policy Act of 1992 exempts a new class of facilities, EWG's, from certain federal utility regulation and liberalizes access for nonutility generators to the utility power transmission grid. In addition, the Federal government and many states are considering the elimination of many regulations that currently limit the ability of power generators to negotiate power sales agreements directly with industrial and commercial customers. The Company believes that these regulatory changes will result in utilities and other power generators placing a high emphasis on reducing costs in their operations. This may result in increased competition from other producers of beneficiated coal products or other fuel sources to the extent that such competing fuels result in cost savings for utilities and other power producers which will have a material adverse effect on the price the Company can charge for K-Fuel and thus have a material adverse effect on the Company's results of operations.

    No Established Market for Beneficiated Fuel Products. Although the Company believes that a substantial market will develop for clean coal fuel products, an established market does not currently exist. As a result the availability of accurate and reliable pricing information and transportation alternatives are not fully known. The future success of the Company's K-Fuel business will be determined by its ability to establish such a market among potential customers such as electrical utility companies and industrial coal users. Many of such potential users of the Company's products will be able to choose among alternative fuel supplies.

    Competition. The Company will face competition from other companies in the clean coal and alternative fuel technology industries. Some of these companies have financial and managerial resources greater than those of the Company, and therefore may be able to offer products more competitively priced and more widely available than those of the Company. Also, such competitors' products may make the Company's products obsolete or non-competitive. Furthermore, the Company's license to the K-Fuel technology at the K-Fuel Facility is non-exclusive and KFx may seek additional partners to develop other facilities using the K-Fuel technology. In addition, demand for the Company's K-Fuel could be adversely affected by potential customers' ability to purchase emissions offsets as allowed under the November 1990 amendments to the Clean Air Act (the 1990 Amendments).

    Natural Gas Business Operating Risks. The Company's proposed natural gas business is subject to all of the operating risks normally associated with the processing, transporting and storage of natural gas, including blowouts, pollution, and fires, each of which could result in damage to or destruction of processing and storage facilities or properties, or in personal injury. The Company intends to obtain insurance coverage limiting financial loss resulting from certain of these operating hazards. Losses and liabilities arising from uninsured or underinsured events could reduce revenues and increase costs to the Company and could materially adversely affect the Company's financial condition and results of operations.

    Volatility of Natural Gas Prices. Historically, the market for natural gas has been volatile and is likely to continue to be volatile in the future. Prices for natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and other factors over which the Company has no control. These factors include the extent of domestic production and importation of foreign natural gas and/or oil, political instability in oil and gas producing countries and regions, the ability of members of the Organization of Petroleum Exporting Countries to agree upon price and production levels for oil, the effect of federal regulation on the sale of natural gas and/or oil in interstate commerce, and other governmental regulation of the production and transportation of natural gas and/or oil. Certain other factors outside the Company's control, such as operational and transportation difficulties of pipeline or oil purchasing companies, may also limit sales. In addition, the price level of natural gas obtainable by the Company depends upon the needs of the purchasers to which the producer has access. Depending on the purchasers' needs and the price obtainable for natural gas which the Company is able to sell, the revenues of the Company from its proposed natural gas business could be materially adversely affected.

   Risks Associated with the Biopesticides Business

    Need for Regulatory Approval for Future Products. The Company's Thermo Trilogy subsidiary's biopesticide products cannot be sold unless the U.S. Environmental Protection Agency (the EPA) grants Thermo Trilogy a registration for each pesticide product it intends to manufacture or sell. Thermo Trilogy must submit extensive toxicological studies and results of field testing as well as other studies to the EPA to apply for a product registration. Pesticide registrations under state laws and regulations must also be obtained. In addition, pesticide registrations must be obtained from foreign governments before Thermo Trilogy's products can be sold in a particular country, and these countries may also require costly and extensive studies to support the registration applications some of which may be more stringent then current U.S. regulations. Registration of Thermo Trilogy's new products likely will be lengthy and expensive. There is no assurance that the EPA, states or foreign governments will timely grant pesticide registrations to Thermo Trilogy, or at all. Pesticide registrations may also be revoked if new regulations are adopted or if Thermo Trilogy violates regulations regarding the manufacturing, sale or labeling of Thermo Trilogy's products. Such regulation applies to all stages of field testing and to the manufacture, sale and use of most of Thermo Trilogy's products. There can be no assurance that Thermo Trilogy will continue to be able to comply with EPA regulations or any changes thereto. The regulatory process or private litigation contesting products of Thermo Trilogy may be costly and time-consuming and may delay research, development, production and/or marketing of such products and require costly and time-consuming procedures, all of which may furnish an advantage to competitors. There can be no assurance that requisite regulatory approvals and/or registrations of any or all of Thermo Trilogy's products will be granted on a timely basis, if at all. In addition, new or more stringent regulations may be adopted or imposed, which could have a material adverse effect on Thermo Trilogy's business, financial condition and results of operations.

    Uncertainty of Market Acceptance and Penetration. Thermo Trilogy's sales growth is dependent on the penetration of its products into new markets. The primary competition to Thermo Trilogy's products are chemical pesticides, and Thermo Trilogy must educate customers on the cost effectiveness and efficacy and minimal environmental effects of Thermo Trilogy's products compared to chemical pesticides in order to gain acceptance for application on new crop types in different parts of the world. In addition, the rate of acceptance of Thermo Trilogy's products in the U.S. will be substantially affected by ongoing EPA review and registration of the use of currently available chemical insecticides and biopesticides and the extent to which the EPA restricts or bans chemical pesticides for which Thermo Trilogy has biopesticide alternatives. No assurance can be given that Thermo Trilogy's products will gain increased acceptance in new market segments.

    Highly Competitive Markets and Technological Change. Most of the markets in which Thermo Trilogy operates are highly competitive and are subject to rapid technological change. Several of Thermo Trilogy's products are in testing or early marketing stages. Many of Thermo Trilogy's competitors are large chemical and pharmaceutical companies with greater financial, marketing, and technological resources than Thermo Trilogy. There is no assurance that competitors will not develop new products that will render Thermo Trilogy's products noncompetitive. The development of transgenic plants and seeds, which are genetically engineered seeds or plants designed to improve resistance to insects or disease or to improve product quality, may pose a competitive threat to Thermo Trilogy's products in the future.

    Reliance on Third-party Manufacturers and Producers. Thermo Trilogy relies on overseas producers of the raw materials for its neem-based products and on third parties to manufacture some of its products. In particular, Thermo Trilogy's sole supplier of neem products is P.J. Margo Pvt. Ltd., a joint venture in India in which Thermo Trilogy holds a fifty percent interest, pursuant to an exclusive supply contract that expires in 2001. There is no assurance that Thermo Trilogy will have an uninterrupted supply of raw materials or that third-party manufacturers will produce the products at competitive prices.

    Uncertainty of Product Development and Commercialization. Thermo Trilogy's products are at various stages of development and commercialization. The ability of Thermo Trilogy to sell its products in large commercial markets will be dependent upon continued product development to allow increased efficiency and reduced costs in production. There can be no assurance that increased efficiency and reduced costs of production can be achieved. Thermo Trilogy cannot accurately predict whether any of its products under development can be produced and marketed profitably.

    Seasonality of Product Sales. Thermo Trilogy currently markets its products predominantly for use in the northern hemisphere, where the growing season generally runs from March to October; therefore, the seasonal nature of agriculture will cause Thermo Trilogy's product sales to be concentrated during such period and will result in substantial variations in quarter to quarter financial results.

    Perishability of Products. Certain of Thermo Trilogy's microbial products are living organisms and thus have a limited shelf-life, may biodegrade quickly when exposed to light and heat and are perishable. In addition, such products may be perishable when exposed to hostile environments including severe or changing weather patterns particularly during shipping and storage. Failure of these products as a result of perishability could have a material adverse effect on the business of the Company.

    Testing. Commercial introduction of additional products and the expansion of label claims for current products to include additional insects are both contingent upon, among other factors, completion of field testing. Unusual weather conditions during field tests prior to the growing season or other tests in subsequent growing seasons could result in delays in product development and commercialization. Such delays could result in additional losses due to increased operating expenses in the intervening period without significant offsetting revenues.

    Product and Warranty Liability. Thermo Trilogy faces an inherent business risk of exposure to product liability and warranty claims in the event that the use of its current products or prospective products lack efficacy or result in adverse effects. Further, product liability claims could result in Company exposure for crop damage or personal injury. Run-off excess concentrations of pesticide products could also expose Thermo Trilogy to claims and liabilities for water pollution, including governmental fines and penalties. There can be no assurance that the scope of Thermo Trilogy's insurance coverage is sufficient, that it can obtain additional coverage or that Thermo Trilogy will have sufficient resources to satisfy any product liability and warranty claims.

   Other Risks

    Significant Quarterly Fluctuations in Operating Results. The Company's operating results fluctuate significantly from quarter to quarter based on a number of factors, primarily seasonal energy demand in California, which results in higher payments under the Company's California power-sales agreements in the months of May through October, and lower payments during the remainder of the year, and seasonal demand for its biopesticide products. The Company historically has operated at marginal profitability during its second fiscal quarter due to the rate structure under these agreements. In addition, the Company's operating results can be affected by utility imposed curtailments or by any operating problems that cause a plant to operate at less than normal capacity, and with respect to its biopesticide business, by agricultural conditions such as pest infestation, amount of rain, and other adverse weather conditions, the occurrence of natural resistance factors, and the increase or decrease in agricultural plantings and produce prices.

    Limitation on Access to Operating Company Assets and Cash Flow. The Company's clean power resources operations are conducted through the Operating Companies, and the Company's cash flow is contingent on the ability of the Operating Companies to make dividends or other distributions to the Company. The terms of certain leases and financial agreements to which the Operating Companies are parties require that certain funds be held in trust and restricted from distribution to the Company. As of July 4, 1998, the Company had funds totaling $74.2 million of which approximately $36.1 million was restricted from distribution by the terms of certain Operating Companies' lease and financing agreements. In addition, until such time, if ever, as projections of avoided cost change, all cash flows from the Woodland operation, other than cash required for tax distributions, will be restricted from distribution to the Company. The inability of the Company to receive distributions from the Operating Companies could have a material adverse effect on the future growth of the Company. Furthermore, Thermo Trilogy is a majority-owned subsidiary of the Company, therefore all Thermo Trilogy cash dividends, if any, must be distributed on a pro rata basis to all shareholders of Thermo Trilogy, including the minority shareholders.

    Dependence on Proprietary Technology. Proprietary rights relating to the Company's products will be protected from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are maintained in confidence as trade secrets. The Company has a number of U.S. patents and also owns corresponding foreign patents in a number of jurisdictions throughout the world. There can be no assurance that any patents now or hereafter owned by the Company will afford protection against competitors. Proceedings initiated by the Company to protect its proprietary rights could result in substantial costs to the Company. There can be no assurance that competitors of the Company, some of whom have substantially greater resources than those of the Company, will not initiate litigation to challenge the validity of the Company's patents, or that they will not use their resources to design comparable products that do not infringe the Company's patents. The Company could incur substantial costs and diversion of management resources with respect to the defense of any such claims, which could have a material adverse effect on the Company's business, financial condition, and results of operation. Furthermore, parties making such claims could secure a judgment awarding substantial damages, as well as injunctive or other equitable relief, which could effectively block the Company's ability to make, use, sell, distribute, or market its products and services in the U.S. and abroad. There may also be pending or issued patents held by parties not affiliated with the Company that relate to the Company's products or technologies. In the event that a claim relating to proprietary technology or information is asserted against the Company, the Company may need to acquire licenses to, or contest the validity of, any such competitor's proprietary technology. It is likely that significant funds would be required to contest the validity of any such competitor's proprietary technology. There can be no assurance that any license required under any such competitor's proprietary technology would be made available on acceptable terms or that the Company would prevail in any such contest. There can be no assurance that the steps taken by the Company to protect its proprietary rights will be adequate to prevent misappropriation of its technology or independent development by others of similar technology. In addition, the laws of some jurisdictions do not protect the Company's proprietary rights to the same extent as the laws of the U.S. There can be no assurance that these protections will be adequate.

    The Company relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its collaborators, employees, and consultants. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

    Potential Impact of Year 2000 on Processing Date-sensitive Information. The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing whether its key suppliers are adequately addressing the year 2000 issue and the effect this might have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to its products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

    Risks Associated With International Operations. International sales accounted for 4.0% of the Company's total revenues in 1997. Over the next several years, the Company intends to continue to significantly expand its presence in international markets. International revenues are subject to a number of risks, including the following: agreements may be difficult to enforce and receivables difficult to collect through a foreign country's legal system; foreign customers may have longer payment cycles; foreign countries may impose additional withholding taxes or otherwise tax the Company's foreign income, impose tariffs, or adopt other restrictions on foreign trade; fluctuations in exchange rates may affect product demand and adversely affect the profitability in U.S. dollars of products and services provided by the Company in foreign markets where payment for the Company's products and services is made in the local currency; U.S. export licenses may be difficult to obtain; and the protection of intellectual property in foreign countries may be more difficult to enforce. There can be no assurance that any of these factors will not have a material adverse impact on the Company's business and results of operations.

    Control by Thermo Electron. The Company's stockholders do not have the right to cumulate votes for the election of directors. Thermo Electron, which owns approximately 93% of the voting stock of the Company, has the power to elect the entire Board of Directors of the Company and to approve or disapprove any corporate actions submitted to a vote of the Company's stockholders.

    Potential Conflicts of Interest. The Company may be subject to potential conflicts of interest from time to time as a result of its relationship with Thermo Electron. For example, conflicts may arise in the determination of the annual services fee payable by the Company pursuant to the Corporate Services Agreement between the Company and Thermo Electron and in determining whether to invest funds with or borrow funds from Thermo Electron pursuant to other contractual arrangements. Certain officers of the Company, including John N. Hatsopoulos and Paul F. Kelleher are also officers of Thermo Electron and/or other subsidiaries of Thermo Electron, and are full-time employees of Thermo Electron. These officers will devote only a small portion of their working time (anticipated to be less than 5% in the case of Messrs. Hatsopoulos and Kelleher) to the affairs of the Company. Further, it is an essential element of Thermo Electron's career development program that successful executives and managers be considered for positions of increased responsibility anywhere within the Thermo Electron family of companies. Certain of the Company's executives and managers were promoted to their present positions under this policy. There can be no assurance that the Company's present executives and managers will not assume other positions within the Thermo Electron family of companies, causing them to be unavailable to serve the Company or to reduce the amount of time that they devote to the affairs of the Company. For financial reporting purposes, the Company's financial results are included in the consolidated financial statements of Thermo Electron. Since the members of the Board of Directors of the Company who are also affiliated with Thermo Electron have fiduciary duties to the stockholders of the Company and the stockholders of Thermo Electron, or both, as applicable, such individuals will consider not only the short-term and the long-term impact of operating decisions on the Company, but also the impact of such decisions on the consolidated financial results of Thermo Electron. In some instances the impact of such decisions could be disadvantageous to the Company while advantageous to Thermo Electron, or vice versa. For example, conflicts may arise with respect to possible future acquisitions by the Company of assets or businesses of Thermo Electron or another Thermo Electron affiliated company in which the purchase price to be paid by the Company is subject to negotiation between the Company and Thermo Electron or such other Thermo Electron affiliated company. These negotiations will be subject to the potential conflicts associated with related-party transactions. The Company is also a party to various agreements with Thermo Electron that may limit the Company's operating flexibility. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition or results of operations.

    Potential Volatility of Stock Price. Since public trading of the Company's common stock commenced in January 1995, the market price has fluctuated considerably, and it may continue to fluctuate in the future. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new contracts or products by the Company or its competitors, government regulation and approvals, developments in patent or other proprietary rights and market conditions for stocks of companies similar to the Company could have a significant impact on the market price of the common stock.

    Lack of Dividends. The Company anticipates that for the foreseeable future the Company's earnings, if any, will be retained for use in the business and that no cash dividends will be declared or paid on the common stock. Declaration of dividends on the common stock will depend upon, among other things, future earnings, the operating and financial condition of the Company, its capital requirements and general business conditions.

PART II - OTHER INFORMATION

Item 5 - Other Information

     Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after December 9, 1998. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by December 9, 1998 and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

     See Exhibit Index on the page immediately preceding exhibits.

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 13th day of August 1998.

                                           THERMO ECOTEK CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
---------------------------------------------------------------------------
   27          Financial Data Schedule.