Form 10-K
period 1998-10-03
THERMO ECOTEK CORP
filed 1998-12-16
CIK 864960

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 3, 1998.

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934.

                       Commission file number 1-13572

                         THERMO ECOTEK CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                             04-3072335
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

245 Winter Street
Waltham, Massachusetts                                              02454-9046
(Address of principal executive offices)                            (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of exchange on
           Title of each class                           which registered
      ----------------------------                   -----------------------
      Common Stock, $.10 par value                   American Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 30, 1998, was approximately $25,316,000.

As of October 30, 1998, the Registrant had 35,927,771 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on March 10, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1.    Business

(a) General Development of Business

    Thermo Ecotek Corporation (the Company or the Registrant) is an environmental company that operates in two segments: Energy and Biopesticides. The Energy segment operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies) and also operates a subbituminous coal-beneficiation facility and a natural gas business. The Biopesticides segment manufactures and sells biopesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.

    Initially, the Company designed, developed, and acted as general contractor for the construction of cogeneration systems fueled by natural gas and diesel. These turnkey facilities were generally sold to third-party operators upon completion and had a total generating capacity of approximately 60 megawatts. In the mid-1980s, the Company began developing biomass-fueled power plants to take advantage of a favorable regulatory environment and attractive power-sales agreements. Biomass plants use environmentally responsible fuels, including wood and agricultural wastes. The Company currently operates seven biomass facilities in the U.S. with a total electric generating capacity of 140 megawatts.

    In January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture, indirectly acquired a majority interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic. The Company has begun construction to expand the 12-megawatt facility to 50-megawatt capacity.

    The Company has also entered into the field of engineered "clean" fuels through a partnership agreement with KFx, Inc. In August 1995, the Company, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx (the K-Fuel Partnership). In return for a 95% equity interest in the K-Fuel Partnership, the Company has provided approximately $63 million for the design, construction, and operation of the first full-scale coal production facility to use the patented K-Fuel "clean coal" technology (the K-Fuel Facility). The K-Fuel Partnership has been granted, in exchange for future contingent royalty payments, a nonexclusive right and license to use this patented clean coal technology. The K-Fuel Facility transforms high-moisture, low-energy coal into as much as 500,000 tons per year of low-moisture, high-energy, solid fuel. The K-Fuel Facility commenced operations in April 1998.

    During fiscal 1998, the Company established its Star Natural Gas subsidiary in Dallas, Texas, to pursue opportunities in the natural gas gathering, processing, storage, and marketing business.

    The Company has expanded beyond biomass power generation into other products and processes that protect the environment. In May 1996, the Company, through Thermo Trilogy, acquired the assets of the W.R. Grace & Co.'s biopesticide unit for approximately $8.1 million and the assumption of certain liabilities. In addition, the Company will pay a royalty fee of seven percent on annual sales of the acquired business in excess of $14 million through the year 2000. Thermo Trilogy develops, manufactures, and markets environmentally friendly products used for pest control. Derived from naturally occurring microorganisms, biopesticides safely and effectively control insects, diseases, and mites on numerous crops. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc., a biopesticide company, through bankruptcy liquidation for approximately $11.2 million in cash and the assumption of certain liabilities. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt)-biopesticide product line of Novartis AG and its affiliates for approximately $19.1 million in cash and the assumption of certain liabilities. In fiscal 1998*, Thermo Trilogy issued shares of its common stock in private placements for net proceeds of $14.9 million.
--------------------
* References to fiscal 1998, 1997, and 1996 herein are for the years ended October 3, 1998, September 27, 1997, and September 28, 1996.

    The Company operated as a division of Thermo Electron Corporation's Energy Systems Division from 1979 until its incorporation as Thermo Energy Systems Corporation in November 1989. At October 3, 1998, Thermo Electron owned approximately 94% of the Company's outstanding common stock, giving Thermo Electron the power to elect all Directors of the Company. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels; provides a range of services, including industrial outsourcing and environmental-liability management; and conducts research and development in advanced imaging, laser communications, and electronic information-management technologies. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Company, so that it may continue to file consolidated U.S. federal income tax returns with the Company. This may require the purchase by Thermo Electron of additional shares of the Company's common stock from time to time as the number of outstanding shares issued by the Company increases. These and any other purchases may be made either on the open market or directly from the Company. During fiscal 1998, Thermo Electron purchased 1,499,400 shares of the Company's common stock on the open market for a total price of $23,588,000. In addition, Thermo Electron converted $68.5 million principal amount of the Company's subordinated convertible debentures into 10,815,846 shares of Company common stock. See Notes 6 and 12 to Consolidated Financial Statements in the Company's Fiscal 1998 Annual Report to Shareholders for a description of outstanding stock options and convertible notes issued by the Company.

    Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1998 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Industry Segments

    Financial Information concerning the Company's industry segments is summarized in Note 13 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

(c) Description of Business

    (i) Principal Products and Services

Energy

Clean Power Resources

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

Project       Location      Plant Size   Ownership   Inservice     Lease/Own
                             (net mw)   of Operating   Date
                                          Company
-------------------------------------------------------------------------------

Hemphill      New              13.6           67%    December        Lease
              Hampshire                              1987

Gorbell       Maine            13.6           60%    December        Lease
                                                     1987

Whitefield    New              13.6          100%    July 1988       Own
              Hampshire

Mendota       California       25            100%    May 1990        Lease


Woodland      California       25            100%    May 1990        Lease


Delano I      California       27            100%    January        Own
                                                     1991

Delano II     California       22            100%    January         Own
                                                     1994

Tabor         Czech            12             87%    January         Own
              Republic                               1998*

* Represents date facility was acquired by the Company.

    Hemphill. The Hemphill facility is a 13.6-megawatt wood waste plant located on a 50-acre site in Springfield, New Hampshire. The Operating Company is a joint venture in which the Company has a 67% interest. The generating equipment at the Hemphill facility is owned by BankBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2003, with an option to renew or purchase the facility at fair market value. Public Service of New Hampshire (PSNH) purchases power produced by the plant at a fixed rate under a rate order issued by the New Hampshire Public Utility Commission (NHPUC) expiring in 2006. The Operating Company purchases wood waste pursuant to two contracts with affiliates of the Company's joint venture partner, each of which expires in 2003. The contracts provide for the supply of wood waste to the Operating Company at market prices. In 1990, a plan of reorganization (the Plan) for PSNH was approved by the U.S. Bankruptcy Court for the District of New Hampshire. Pursuant to the Plan, Northeast Utilities (NU) acquired the assets of PSNH. An agreement between NU and the State of New Hampshire contains language to the effect that PSNH will seek to renegotiate some of the terms of certain rate orders with small power producers, including the Whitefield (discussed below) and Hemphill Operating Companies, and that the state will support PSNH in such efforts. PSNH reached an agreement in principle with these two Operating Companies to settle the renegotiation of their rate orders. The settlement agreement is subject to the approval of NHPUC on terms acceptable to both PSNH and the Operating Companies. The principal terms of the agreement generally call for the two Operating Companies to reduce the amount of power sold annually to PSNH to

70% of the plants' capacities, and to reduce the price per kilowatt paid by PSNH to $0.06 per kilowatt hour, escalating three percent per year for the remainder of the term of the original, applicable rate order. In consideration of these reductions, the Operating Companies would receive certain cash settlement payments, paid over several years. The settlement agreement has technically expired; however, no party to the settlement agreement has notified the other that it would not proceed in accordance with the terms thereof if approved by NHPUC, nor was any party required to do so. The settlement, if approved and executed, is not expected to have a material impact on the Company's results of operations or financial condition. Should the matter not reach resolution, the Company does not believe that PSNH has the right to take unilateral action to reduce the price of purchased power under such arrangements. Rejection of the Company's rate orders would result in a claim for damages by the Company and could be the subject of lengthy litigation. In January 1997, NU disclosed in a filing with the Securities and Exchange Commission that if a proposed deregulation plan for the New Hampshire electric utility industry were adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, NHPUC voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan. In March 1997, the federal district court issued a temporary restraining order which prohibits the NHPUC from implementing the deregulation plan as it affects PSNH, pending a determination by the court as to whether PSNH's claim could then be heard by the court. In April 1997, the court ruled that it could hear the case and ordered that the restraining order continue indefinitely pending the outcome of the suit. In addition, in March 1997, the Company, along with a group of other biomass power producers, filed a motion with the NHPUC seeking clarification of the NHPUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to the Company's energy output. In May 1998, NHPUC issued a written ruling rejecting the settlement agreements and modifications that would impact PSNH's ability to finance and secure the settlement agreement. An unfavorable resolution of this matter, including the bankruptcy of PSNH, could have a material adverse effect on the Company's results of operations and financial position.

    Gorbell. The Gorbell facility is a 13.6-megawatt wood waste plant located on a 56-acre site in Athens, Maine. The design of the facility is substantially similar to the Hemphill plant. The Operating Company is a joint venture in which the Company has a 60% interest. The generating equipment at the Gorbell facility is owned by BankBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2003, with an option to renew or purchase the facility for fair value. Power produced by the plant is sold to Central Maine Power Company (CMP) through 2007 at a fixed price per kilowatt hour that is indexed annually to the rate of inflation. The Operating Company's fuel is purchased from an affiliate of the Company's joint venture partner pursuant to an agreement expiring in 2002 under which the price escalates based upon a prescribed index.

    Whitefield. The Whitefield facility is a 13.6-megawatt wood waste plant located on a 46-acre site in Whitefield, New Hampshire. The power produced by the plant is sold to PSNH at established rates under a power-sales agreement that expires in 2005. This plant is also subject to a dispute with PSNH (See "Hemphill" above). Fuel is purchased at a fixed price pursuant to an agreement expiring in 2001. The Whitefield facility was originally owned by Chrysler Capital Corp., and leased to the Operating Company. The Company purchased the Whitefield facility in August 1992.

    Mendota. The Mendota facility is a 25-megawatt agricultural and urban wood waste plant located on an 80-acre site in Mendota, California. The Operating Company is a limited partnership, 100% of which is owned by the Company. The generating equipment is owned by Chrysler Capital Corp., which leases the equipment to the Operating Company through 1999 at which point the Company will have an option to purchase the facility for $5 million. In June 1995, the Operating Company amended the facility lease which resulted in the agreement being treated as a capital lease. The power generated by the plant is sold to Pacific Gas & Electric (PG&E) under a standard offer #4 (SO#4) contract expiring in 2014. Under the contract, PG&E is required to purchase the plant's electricity at predetermined prices until 2000, and at a price equal to PG&E's avoided cost for the remainder of the contract. Payments for capacity are fixed throughout the life of the contract. PG&E has asserted that the fixed rates under this contract will terminate mid-1999; however, the Company disputes this assertion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof. Approximately 28% of the fuel for the plant is purchased pursuant to long-term contracts terminating between 1998 and 2002, under which prices increase in accordance with prescribed schedules or market-based indexes. The remainder of the plant's fuel is purchased by the Operating Company on the spot market.

    The power-sales agreements between the Mendota and Woodland (discussed below) Operating Companies and PG&E allowed PG&E to curtail the quantity of power purchased under these agreements by up to 1,000 hours of generating capacity annually at each plant. PG&E normally exercised its curtailment rights during periods when cheaper hydroelectric power was available, which generally occurred following periods of heavy rain or snow. Curtailment reduces the power payment received by the Operating Companies and, therefore, has an adverse effect on the financial results of those Operating Companies. In November 1997, the Company renegotiated PG&E's curtailment rights limiting PG&E to 500 hours per year effective January 1, 1998. The Company experienced approximately 780, 860, and 930 hours of utility-imposed curtailments at each of the two plants during fiscal 1998, 1997, and 1996, respectively.

    Woodland. The Woodland facility is a 25-megawatt agricultural and urban wood waste plant located on a 38-acre site in Woodland, California. The design of the plant is essentially the same as the Mendota plant. The Operating Company is a limited partnership, 100% of which is owned by the Company. The generating equipment is owned by BankBoston Leasing Services Inc., which leases the equipment to the Operating Company through March 2010, with an option to renew or purchase the equipment for fair value. The electricity generated by the plant is sold to PG&E under an SO#4 contract expiring in 2014, at predetermined prices until 2000. PG&E has asserted that the fixed rates under this contract will terminate mid-1999; however, the Company disputes this assertion. The price for the remainder of the contract is PG&E's avoided cost. Payments for capacity are fixed throughout the life of the contract. Approximately 21% of the fuel for the plant is purchased pursuant to long-term contracts terminating in 2000, under which prices increase in accordance with prescribed schedules or market-based indexes. The remaining fuel is purchased by the Operating Company on the spot market.

    The Operating Company has conditions in its nonrecourse lease agreement that require the funding of a "power reserve" in years prior to 2000, based on projections of operating cash flow shortfalls in 2000 and thereafter. The power reserve represents funds available to make lease payments in the event that revenues are not sufficient after the plant converts to avoided cost rates in March 2000. This funding requirement will significantly limit future profit distributions the Operating Company may make to the Company. Accordingly, beginning in the first quarter of fiscal 1997, the Company has expensed the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Consequently, the results of the Woodland plant were reduced to approximately breakeven in fiscal 1998. During fiscal 1997 and 1996, the Woodland plant contributed $1.0 million and $5.1 million of operating income, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 hereof.

    Delano I. The Delano I facility is a 27-megawatt agricultural and urban wood waste plant located on a 124-acre site in Delano, California. Southern California Edison (SCE) purchases power under an SO#4 contract expiring in 2020, under which energy prices are predetermined until September 2000, and then at avoided cost for the remainder of the contract. Approximately 49% of the fuel supply is purchased pursuant to long-term contracts with terms expiring at various dates through 2004 under which prices increase in accordance with prescribed schedules or market-based indexes. The remaining fuel is purchased by the Operating Company on the spot market. The Company has guaranteed to the Operating Company the price and availability of fuel that is not purchased pursuant to the long-term contracts. The Delano I generating equipment was originally owned by Westinghouse Credit Corporation and leased to the Company. In December 1993, the Company purchased Delano I for $21.5 million in cash and the assumption of $66.9 million original principal amount of nonrecourse, long-term tax-exempt bonds issued by the California Pollution Control Finance Authority (CPCFA). As of October 3, 1998, $35.6 million principal amount was outstanding on these bonds. These bonds effectively bear interest at a rate of 8.3%, with principal and interest payable semi-annually until maturity in 2000. The cash portion of the purchase price was funded by borrowings from Thermo Electron.

    Delano II. In January 1994, the Delano Operating Company commenced operation of phase II of the Delano project, a 22-megawatt agricultural and urban wood waste plant located on the same site as Delano I. The facility is wholly owned by the Delano Operating Company. Power generated by the Delano II facility is also purchased by SCE under the Delano I contract described above, under which prices are fixed until September 2000. Fuel is also purchased pursuant to the same contracts as Delano I. The Delano II facility is owned by the Company and is subject to $66 million principal amount of nonrecourse, long-term tax-exempt bonds issued by CPCFA. As of October 3, 1998, $16.2 million principal amount was outstanding on these bonds. These bonds effectively bear interest at a rate of 6%, with principal and interest payable semi-annually until maturity in 2000.

    Czech Republic. In January 1996, the Company, through a wholly owned subsidiary, signed a joint development agreement with a Czech power-development company, EMD Praha Spol s.r.o. The Company owns a 65% interest in this joint venture. The initial focus is on expansion and environmental retrofit of existing Czech energy centers. To support this effort, the Company has opened an office in Prague. The development of projects through the joint venture will be subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, construction, and other agreements with third parties. In January 1998, the Company entered into a new joint venture arrangement, superseding the original arrangement, and in connection therewith, indirectly acquired a majority interest in two Czech energy centers near the towns of Tabor and Pribram. The Tabor facility provides 12 megawatts of electrical output and 165 tons per hour of thermal production. Plans for the Tabor facility include the expansion and modernization of the energy center to provide approximately 50 megawatts of electrical output to be sold to the local power distribution company and an adjacent industrial customer. Construction to expand the Tabor facility commenced in fiscal 1998. At the Pribram facility, the joint venture has purchased five auxiliary boilers that provide thermal service during peak hours. In addition, the Company is exploring other projects relating to expanding and retrofitting existing Czech energy centers through the joint venture.

Projects in Development

    United States

    The State of California's Public Utility Commission (CPUC) has mandated the restructuring of California's electric utility industry. Under the terms of the mandate, the competitive market for electric power generation commenced in March 1998, contemporaneously with the Company's acquisition of two power-generation facilities and related sites in California for approximately $9.5 million in cash and the assumption of certain liabilities. These natural gas-fired facilities were built in the 1950's and have been designated "non must run" by the California Independent System Operator, meaning they are not currently essential for assuring the reliable operation of the California power grid. During calendar 1997, the plants operated at less than five percent capacity. These facilities pose an opportunity to repower a 126-megawatt San Bernadino facility and a 154-megawatt Highgrove facility with new equipment and technology with the capacity to generate, on a combined basis, 600 megawatts of electricity at competitive rates, with fewer emissions. The Company is currently evaluating its various options regarding its participation, through these facilities, in the recently deregulated California electric-power market. If the Company undertakes to repower these facilities, the Company expects a significant financing would be involved including significant equity investments and bank financings. No assurance can be given that the Company will undertake to repower these facilities or that if it does, it will successfully complete such projects on a timely basis or at all. In addition, to sell power from these facilities, the Company must ensure that it will not be subject to regulation as a holding company under PUHCA and that all necessary approvals from FERC and/or CPUC are obtained. In fiscal 1998, the Company obtained Exempt Wholesale Generator status with respect to these facilities.

    The Company is also pursuing a number of domestic electric power projects. The project opportunities actively being pursued are located in Florida and California and, like the San Bernadino and Highgrove facilities, involve the repowering or reconfiguration of existing power stations. The projects are subject to a number of conditions which may impact their economic viability and as a result there is no assurance that the Company will be successful in operating these facilities.

    Italy

    In September 1996, the Company, through a wholly owned subsidiary, formed a joint venture (the Joint Venture) with Marcegaglia Group of Mantova, Italy, to develop, own, and operate biomass-fueled electric-power facilities in that country. The Joint Venture has focused its development efforts on four facilities for which it has signed preliminary power-purchase contracts with ENEL (the Italian electric utility), all of which have been approved by the Italian government's price subsidy program for biomass-fueled plants. The Joint Venture has established an office near Milan to coordinate the process of securing site locations, permits, and fuel sources and arranging for the construction and financing of these facilities. The development of the facilities is subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, and other agreements with third parties. No assurance can be given that conditions or agreements will be satisfied on a timely basis.

    The Company had been exploring opportunities in India and the Dominican Republic but, due to a variety of circumstances, has decided to no longer actively pursue those business opportunities.

Clean Fuels

    KFx, Fuel Partners, L.P. In August 1995, the Company, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx, Inc., to develop, construct, and operate a subbituminous coal-beneficiation plant to be constructed near Gillette, Wyoming. The K-Fuel Partnership has been granted, in exchange for certain future contingent royalty payments, a nonexclusive right and license to use certain patented clean coal technology to create a low-moisture, high-energy fuel with reduced sulfur that will help coal-burning utilities meet the SO(2) emission restrictions contained in the Clean Air Act through fuel switching or blending.

    The K-Fuel Partnership procured a 24-acre site for construction of the plant and began construction in August 1995 under a third party, turnkey construction contract. In return for a 95% equity interest in the K-Fuel Partnership, the Company has provided approximately $63 million for the design, construction, and operation of the plant with the capacity to produce up to 500,000 tons of K-Fuel per year. A tax credit is available for facilities producing and selling alternative fuels, such as K-Fuel. To be eligible, companies must have entered into binding, written contracts for the construction of the facility by December 31, 1996 and facilities must be placed in service no later than June 30, 1998. The credit is thereafter available with respect to qualified fuel sold through December 31, 2007.

    The Company believes that the K-Fuel Facility was placed in service in April 1998. Although the facility has operated and produced commercially salable product, the Company has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operation. The Company has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure-release equipment. The Company continues to experience certain operational problems relating to tar and fines residue build-up within the system during production and other product-quality issues related to product dusting. The Company is actively exploring solutions to these problems. Because the technology being developed at the facility is new and untested, no assurance can be given that other difficulties will not arise, or that the Company will be able to correct these problems and achieve optimal and sustained performance. In addition, there can be no assurance that the Company will be able to realize a benefit from the tax credit. The economic returns of the K-Fuel Facility primarily result from tax credits on the facility's production of K-Fuel. The K-Fuel Facility reports operating losses for financial reporting purposes, primarily as a result of recording depreciation charges over the expected life of the tax credit.

    The Company owns 4,250,000 shares of KFx common stock, or an 18% equity interest. The Company has warrants, exercisable from January 1, 2000, through July 1, 2001, to purchase 7,750,000 shares at $3.65 per share. In addition, the Company has the right to purchase further shares at that time for the then fair market value so that when added to all other shares of KFx common stock owned by the Company, would result in the Company owning up to a total 51% equity interest in KFx on a diluted basis. If all warrants and options are exercised, the Company will be able to consolidate the results of operations of KFx. See
Note 2 of Notes to Consolidated Financial Statements in the Registrant's Fiscal 1998 Annual Report to Shareholders incorporated by reference into Item 8 hereof.

    In January 1997, the Company entered into a two-year project-development agreement with Brant Energy L.L.C. (Brant) to develop and/or acquire natural gas infrastructure assets, including a certain salt dome storage development project located in southeastern Mississippi. The agreement provides for Brant to work exclusively with the Company to identify and secure project opportunities such as natural gas pipelines, storage facilities, gathering systems, and processing plants, and provides Brant with the opportunity to contribute up to 10% of the equity investment.

Biopesticides

    In May 1996, the Company, through Thermo Trilogy, acquired the assets of the biopesticide division of W.R. Grace & Co. that develops, manufactures, and markets environmentally friendly products used for pest control, for approximately $8.1 million in cash and the assumption of certain liabilities. In addition, the Company will pay a royalty fee of seven percent on annual sales of the acquired business in excess of $14 million through the year 2000. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc., a biopesticide company, for approximately $11.2 million in cash and the assumption of certain liabilities. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt)-biopesticide business of Novartis AG and its affiliates for approximately $19.1 million in cash and the assumption of certain liabilities.

    Through these acquisitions, Thermo Trilogy has developed a broad range of biopesticide products. Products produced by Thermo Trilogy include botanical extracts from the seed of tropical neem trees, microbial-based pesticides (fungal-based insecticides and fungicides, bacculovirus, beneficial nematodes, and Bts), insect pheromone-based products such as traps and lures, and disease-free sugarcane planting stock. As compared to conventional chemical pesticides, most of Thermo Trilogy's products are derived from natural origins with minimal or no toxicity, and are environmentally friendly as they have minimal or no residue and do not harm beneficial insects. Thermo Trilogy's products are used primarily by agricultural farmers, consumers, and pest-control operators and are sold through various distribution channels worldwide.

    Market acceptance of the Company's biopesticide products depends in part on educating customers on the benefits of the Company's products compared to conventional chemical pesticides. Although response from customers to date has been positive, there is no assurance that the Company will be able to obtain satisfactory levels of market acceptance.

Regulatory Matters

    The Company is subject to energy and environmental laws and regulations at the federal, state, local, and international levels in connection with the development, ownership, and operation of its plants. Federal laws and regulations govern power purchase and sale transactions with regulated utility companies, the types of fuel that may be used by a plant, the ownership of a plant, the plant's efficiency, and the type and use of combustion and pollution-control technology at a plant. State utility regulatory commissions must establish the rates and, in some instances, other terms and conditions under which public utilities purchase electric power from nonutility generators. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over nonutility electric power plants. Energy-producing projects also are subject to federal, state, local, and international laws, as well as administrative regulations governing the emissions and other substances produced by a plant, and geographical location, zoning, and land use. Further, the Company's natural gas business activities are subject to regulation at the federal and state level. In addition, the Company is subject to environmental and other laws and regulations at the federal, state, and international level regarding the manufacture, use, and sale of its biopesticide products.

    Public Utility Regulatory Policies Act of 1978, as amended (PURPA). The U.S. market for nonutility generators selling electricity at wholesale rates developed after the passage of PURPA. Prior to the passage of PURPA, regulated utilities were the primary producers of electric power. PURPA was passed in the wake of the energy crises of the 1970s as a means to increase energy efficiency and foster the development of alternative power-generation technologies. The 1978 enactment of PURPA and the adoption of regulations thereunder by the Federal Energy Regulatory Commission (FERC) provided incentives for the development of cogeneration and small power-production facilities.

    A domestic electricity-generating project must be a Qualifying Facility
(QF), in order to take advantage of certain rate and regulatory incentives provided by PURPA. To qualify as a QF, a plant must be a cogeneration facility or small power producer (less than 80 megawatts) that burns waste or alternative fuels, must satisfy certain engineering standards, and an electric utility, an electric utility holding company, or its subsidiary must not own more than 50% of the economic interest in the plant. PURPA exempts QFs from the Public Utility Holding Company Act of 1935 (PUHCA), most provisions of the Federal Power Act (the FPA) and, except under certain limited circumstances, state laws concerning rates or financial regulation of electric utilities. The Company believes that each of the domestic operating plants that the Company currently owns and/or operates meets the requirements under PURPA necessary for QF status.

    PURPA provides two primary benefits to QFs. First, most QFs are relieved of compliance with certain extensive federal, state, and local regulations that control the development, financial structure, and operation of any energy-producing plant and the prices and terms on which energy may be sold by the plant. Second, FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's full "avoided cost." This is defined as the incremental cost to an electric utility of electric energy or capacity that the utility would have to generate itself or purchase from another source if it did not have power available from the QF. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided costs. While all of the Company's existing domestic operating projects have long-term power-sales agreements at rates equal to or greater than the utilities' current avoided costs, the current practice is for most power-sales agreements to be awarded at a rate below avoided cost, due to increasing competition for utility contracts. Moreover, whereas in the 1980s power-sales agreements were often entered into as a result of negotiations between a nonutility generator and a utility, increasingly, these agreements are the subject of competitive bidding, which tends to lower the price that a nonutility generator may receive for power. Currently, the demand for the construction of cogeneration plants has significantly diminished in the U.S.; therefore, the Company does not anticipate entering into any new construction projects of this type in the near future.

    The Company and its operating plants must continue to comply with certain regulatory requirements in order to maintain QF status; therefore, the Company endeavors to design its projects, monitor its compliance with applicable regulations, and choose its customers in a manner that minimizes the risks of losing QF status for its projects. If an Operating Company were unable to qualify as a QF or lost its QF status, the facility could be subject to regulation as a public utility under the FPA and state laws and the Company could become a public utility holding company by owning or controlling 10% or more of a facility that would no longer be exempt from PUHCA, unless the Operating Company qualified as an EWG under the National Energy Policy Act of 1992 (see "National Energy Policy Act" below). A loss of QF status could result in defaults under the Operating Company leases, power-sales agreements, and other contracts, which could have a material adverse effect on the Company.

    PUHCA. Under the PUHCA, any corporation, partnership, or other legal entity that directly or indirectly owns, or controls the power to vote, 10% or more of the outstanding voting securities of a "public utility company," or a company that is a "holding company" of a public utility company, is subject to registration with the Securities and Exchange Commission and regulation under PUHCA, unless eligible for an exemption. PURPA provides that companies that only own QFs are not public utility holding companies under PUHCA. A holding company of a public utility company that is subject to registration is required by PUHCA to limit its utility operations to a single integrated utility system and to such other businesses as are reasonably incidental or economically necessary or appropriate to the operation of such integrated public utility system. Approval by the Securities and Exchange Commission is required for nearly all important financial and business dealings of a registered holding company.

    FPA. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. FERC has jurisdiction to establish rates, to amend, revoke, or modify previously approved rates, and has jurisdiction over certain corporate-related transactions. These rates may be based on a cost-of-service approach or may be determined through competitive bidding or negotiation, or, lastly, may be based on other criteria as long as FERC finds the rates are "just and reasonable" and in the public interest. While QFs under PURPA are exempt from the rate-making and certain other provisions of the FPA, projects not qualifying for QF status would be subject to the FPA and to FERC rate-making jurisdiction which may limit their flexibility in negotiations with power purchasers.

    National Energy Policy Act. In 1992, Congress enacted comprehensive new energy policy legislation in its passage of the National Energy Policy
Act. This law is primarily designed to foster competition in energy production and provide competitive access to the transmission grid. To achieve these goals, the National Energy Policy Act amended PUHCA to create EWGs, a new class of generating facility that is exempt from public utility regulation under PUHCA. An EWG is an entity determined by FERC to be exclusively engaged, directly or indirectly, in the business of owning and/or operating certain eligible facilities and selling energy wholesale. EWGs may own generating facilities of any size, use any fuel source, and may be owned by utilities or nonutilities. EWGs generally may not own transmission facilities. Domestic EWGs may not make retail sales of electric energy. The National Energy Policy Act also provides new authority to FERC to mandate that owners of electric transmission lines provide wheeling access to nonutility generators at just and reasonable rates. Previously limited, wheeling rights enhance the ability of nonutility generators to negotiate transmission access and encourage development of facilities whose most feasible siting lies outside the purchasing utility's service area. In 1996, FERC enhanced this transmission access by issuing its Order Nos. 888 and 889. Order No. 888 required utilities to provide third parties wholesale open access to transmission facilities on terms comparable to those that apply when utilities use their own systems. Order No. 889 required transmission-owning utilities to adopt procedures for an open access, same time information system regarding their services. The Company believes that the National Energy Policy Act could benefit the Company by expanding its ability to own and operate facilities that do not qualify for QF status. However, this legislation may also result in increased competition by allowing utilities and others to develop such facilities without being subject to the constraints of PUHCA.

    State Regulation. State public utility commissions (PUCs) have broad authority to regulate the rates, expenses, financings, and power-sale transactions of regulated electric utilities. Since a power-sales agreement will become a part of a utility's expenses (and therefore will be reflected in its rates), sale agreements with nonutility generators typically fall under the regulatory purview of PUCs. Recognizing the competitive nature of the acquisition process, most PUCs will permit utilities to "pass through" expenses associated with an independent power contract to the utility's retail customers.

    Nonutility generators (including EWGs) that are not QFs under PURPA are considered to be public utilities in many states, and are subject to broad regulation by PUCs, ranging from the requirement of certificates of public convenience and necessity to regulation of organizational, accounting, financial, and other corporate matters. Although FERC generally has exclusive jurisdiction over the rates charged by such a producer to its wholesale customers, PUCs have the ability, in practice, to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of the purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of facilities, and over the issuance of securities and the sale or other transfer of assets by these facilities.

    Certain states have adopted or are considering legislation that will remove many of the restrictions that currently limit the ability of nonutility generators to sell electrical power directly to industrial and commercial customers. The Company believes that the removal of these restrictions will result in greater competition and greater opportunities to negotiate power-sale agreements with industrial and commercial customers and may result in state PUCs attempting to reduce, or forcing the renegotiation of, fixed rates or contracts. Although the Company believes that the trend in the power market is toward deregulation, to date, only a few states have passed any such legislation, and there can be no assurance that any further similar legislation will ultimately be passed.

    Other Regulatory Matters. Different aspects of the Company's natural gas business activities are subject to regulation at the federal and state level. FERC has jurisdiction over, among other things, the construction and operation of pipeline and related facilities used in the transportation and sale of natural gas in interstate commerce, including the construction, extension, expansion, or abandonment of such facilities. FERC also has jurisdiction over the rates and charges for the transportation of natural gas in interstate commerce and the sale by a natural gas company of natural gas in interstate commerce for resale. FERC thus would regulate any interstate transportation business in which the Company engages. The Company does not anticipate engaging in interstate pipeline transportation subject to FERC jurisdiction. Natural gas marketers and brokers generally are not subject to federal or state regulation. Natural gas storage activities that are in interstate commerce also fall within FERC's transportation jurisdiction. FERC must grant prior approval for the construction or abandonment of interstate storage facilities, and also regulates the rates and charges of interstate storage services. If storage facilities are not engaged in interstate commerce, FERC has no jurisdiction. Various states do, however, regulate such intrastate storage activities. Furthermore, FERC generally does not have jurisdiction over gas gathering activities, and the Company will attempt to obtain, and maintain, FERC nonjurisdiction status for any gas gathering activities. However, various states regulate the rates and terms of service of gas gathering companies.

    EPA and Related-state Regulation. No pesticide may be manufactured, used, or sold without federal and state approvals. Such approvals, called registrations, must be obtained for each individual product formulation for use on specific pests for specific crops. Adding new uses, new pests, new crops, or new formulations requires submission of additional applications or data for approval.

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

    Pesticide registrations must also be obtained from each state where the pesticide will be sold. Some states, such as California, which represents an important market for the Company's products, have their own extensive testing and pesticide registration procedures and may impose additional restrictions on the use of the pesticide in such state beyond those imposed by the EPA regulations. Other states simply follow the EPA registration and labeling guidelines.

    Foreign countries may also require extensive testing and data submission before pesticides can be manufactured or sold in such foreign country. The relevant regulations vary from country to country and may be stricter and more difficult and costly to comply with than EPA's regulations. A number of the Company's products are registered for sale in foreign countries.

    The Company's activities may also be subject to regulation under other state, federal, and foreign government laws and regulations governing employee and public health and safety, environmental pollution, clean water, disposal of hazardous wastes, manufacture of chemicals, product liability, food and agriculture applications, and public disclosure of the use of chemicals.

    (ii)   New Products

    Not applicable.

    (iii)  Raw Materials

    Energy

    Fuel and operating supplies purchased by the Company's independent power projects are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

    The K-Fuel Partnership is purchasing coal feed stock for the K-Fuel Facility's needs from Dry Fork Coal Company on a spot-market basis. The Dry Fork mine is located on property adjacent to the K-Fuel Facility.

    Biopesticides

    Thermo Trilogy relies on overseas producers of the raw materials for its neem-based products and on third parties to manufacture some of its products. In particular, Thermo Trilogy's sole supplier of neem products is P.J. Margo Pvt. Ltd., a joint venture in India in which Thermo Trilogy holds a fifty percent interest, pursuant to an exclusive supply contract that expires in 2001. To date, Thermo Trilogy has experienced no difficulties in obtaining these raw materials; however, there is no assurance that Thermo Trilogy will have an uninterrupted supply of raw materials or that third-party manufacturers will produce the products at competitive prices.

    (iv)   Patents, Licenses, and Trademarks

    Energy

    The K-Fuel Partnership, which is 95%-owned by the Company, has been granted, in exchange for certain future contingent royalty payments, a nonexclusive right and license to use certain patented clean coal technology owned by KFx.

    Biopesticides

    The Company has numerous U.S. patents and corresponding foreign patents in various areas related to process development, fermentation, formulation, or applications of current commercial products. Additionally, various patent applications are pending in the U.S. and foreign countries. The Company also relies on trade secrets and proprietary know-how which it seeks to protect through confidentiality agreements with employees, collaborators, and consultants.

    The Company's patent portfolio includes several patents related to Bt technology. The Company has obtained licenses or sublicenses for a number of patent families in areas related to Bt strain construction and formulation development. The Company also relies on trade secret protection for its extensive know-how in quality control.

    The Company also has additional patents that have been granted for neem oil and azadirachtin technologies. The Company also has patent positions covering nematode and fungi technologies.

    The Company has an exclusive license for the fungus PFR-97. Additionally, the Company has a sublicense agreement for a unique strain of a bacculovirus from Novartis.

    (v)    Seasonal Influences

     Energy

    The Energy segment earns a disproportionately high share of its income in the months of May through October due to rate structures under the power-sale agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Energy segment historically has operated at a marginal profit during its second fiscal quarter due to the rate structure under these agreements.

    Biopesticides

    The Biopesticide segment currently markets its products predominantly for use in the northern hemisphere, where the growing season generally runs from March to October. Therefore, the seasonal nature of agriculture will cause the Biopesticide segment's product sales to be concentrated during such period and will result in substantial variations in quarter-to-quarter results.

    (vi)   Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii)  Dependency on a Single Customer

     Energy

    The Company derived 10% or more of its revenues during the past three years from its three most significant electric utility customers: PSNH, SCE, and PG&E. Revenues from these three customers as a percentage of total revenues were approximately 16%, 30%, and 30%, respectively, in fiscal 1998.

    (viii) Backlog

    Biopesticides

    The Company maintains minimal backlog. Most orders for its biopesticide products are shipped out of inventory within a short period of time.

    (ix)   Government Contracts

    Not applicable.

    (x)    Competition

    Energy

    The worldwide independent power market now consists of numerous companies, ranging from small startups to multinational industrial companies. In addition, a number of regulated utilities have created subsidiaries that compete as nonutility generators. Nonutility generators often specialize in market "niches," such as a specific technology or fuel (i.e., gas-fired cogeneration, refuse-to-energy, hydropower, geothermal, wind, solar, wood, or coal) or a specific region of the country where they believe they have a market advantage. However, many nonutility generators seek to develop projects powered by the best fuel available. Many companies in this market have substantially greater financial, technical, and operational resources than the Company. The Company competes primarily on the basis of project experience, technical expertise, capital resources, and power pricing.

    Biopesticides

     The Company currently has virtually no competition in the neem- and azadirachtin-based product market in the U.S. In the microbial pesticides market (Bts, viruses, fungi) the Company has a number of competitors, including major chemical companies. The pheromone market is fragmented and is comprised of dozens of small operating companies. The Company has a significant share of the nematode market. The Company's products compete primarily based on performance, quality, and price.

    (xi)   Research and Development

    Research and development expenses for the Company were $2,398,000, $1,638,000, and $693,000 in fiscal 1998, 1997, and 1996, respectively.

    (xii)  Environmental Protection Regulation

    The construction and operation of power projects are subject to extensive federal, state, and local laws and regulations adopted for the protection of health, safety, and the environment, and to regulate land use. The laws and regulations applicable to the Company primarily involve discharges and emissions into the water and air, and the use of water, but can also include wetlands preservation, endangered species, waste disposal, and noise regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits, and approvals from federal, state, and local agencies. If such laws and regulations are changed and the Company's facilities are not grandfathered, extensive modifications to project technologies and facilities could be required.

    The Company does not believe that it will be required to make material capital expenditures to comply with existing environmental regulations.

    (xiii) Number of Employees

    As of October 3, 1998, the Company employed, directly and through its Operating Companies and subsidiary, a total of 382 employees. None of the employees of the Company or the Operating Companies is represented by a labor union, and the Company considers its relations with its employees to be good.

(d) Financial Information about Exports by Domestic Operations and about Foreign Operations

    Not applicable.


(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     Brian D. Holt        49   Chief Executive Officer and President
                                 (1994)
     John N. Hatsopoulos* 64   Chief Financial Officer and Senior
                                 Vice President (1989)
     Parimal S. Patel     55   Executive Vice President (1989)
     Brian P. Chatlosh    39   Vice President, Business Development
                                 (1996)
     Robert R. Fini       56   Vice President, Technical Services
                                 (1994)
     Floyd M. Gent        49   Vice President; President, Clean
                                 Fuels Division (1994)
     John T. Miller       52   Vice President; President, Clean
                                 Power Division (1998)
     Randall W. Miselis   45   Vice President, Accounting and
                                 Administration (1996)
     Paul F. Kelleher     56   Chief Accounting Officer (1989)

    * John N. Hatsopoulos and George N. Hatsopoulos, a director of the Company, are brothers. John N. Hatsopoulos will retire as Chief Financial Officer and Senior Vice President effective December 31, 1998. Theo Melas-Kyriazi has been appointed to succeed Mr.
      Hatsopoulos as Chief Financial Officer.

    All of the Company's executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. All executive officers, except Messrs. Holt, Chatlosh, Gent, Miller, and Miselis have held comparable positions for at least five years either with the Company or Thermo Electron. Mr. Holt has been President and Chief Executive Officer of the Company since February 1994, and a Director since January 1995. For more than five years prior to that time, he was President and Chief Executive Officer of Pacific Generation Company, a financier, builder, owner, and operator of independent power facilities. Mr. Chatlosh has been Vice President, Business Development since January 1996 and has worked for the Company in various managerial capacities in business development since 1993. Prior to joining the Company, Mr. Chatlosh worked for Oxbow Power Corporation, an independent power company, in various managerial capacities in project development from 1986 to 1992. Mr. Gent has been a Vice President of the Company since September 1994. For more than five years prior to that time, Mr. Gent held various positions, most recently as Executive Vice President, at KTI Environmental Group, a developer, owner, and operator of waste-to-energy plants. Mr. Miller has been a Vice President of the Company since March 1998. Prior to joining the Company, he served as President and Chief Executive Officer of Pacific Generation Company from 1994 to 1998, overseeing its expansion into international generation projects. From 1990 to 1994, he served as Vice President of Business Development of Pacific Generation Company, and from 1987 to 1990, he served as its Vice President of Operations. Mr. Miselis has been Vice President of Accounting and Administration since January 1996 and has worked for the Company in various accounting capacities since November 1988. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc., in 1994. In 1997, he became
Vice President of Corporate Strategy for Thermo Electron.  Mr.
Melas-Kyriazi will remain a full-time employee of Thermo Electron and, when he succeeds Mr. Hatsopoulos as Chief Financial Officer, will also devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.    Properties

    Energy

    The Company's corporate headquarters are located in Waltham, Massachusetts, and consist of approximately 15,000 square feet that are occupied pursuant to a lease expiring in 2003. The Company also leases office space in Prague, Czech Republic; Milan, Italy; Roseville, California; Houston, Texas; and Dallas, Texas. The Company's other properties consist of the power plants described under "Operating Projects" and "Projects in Development." The Company owns all of the land on which the plants are built. The K-Fuel Facility is located on approximately 80 acres of land inside the rail loop in Fort Union Mine, in Campbell County, Wyoming, approximately 5 miles northeast of Gillette, Wyoming. The K-Fuel Facility is comprised of three buildings totaling approximately 7,100 square feet.

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

    Biopesticides

    Thermo Trilogy's corporate headquarters are located in Columbia, Maryland, where it leases 25,000 square feet of space for office, laboratory, and warehouse use. Thermo Trilogy also leases a 26,000 square foot building, in which it has built a fermentation/formulation facility, in Decatur, Illinois. Thermo Trilogy owns an 80,000 square foot fermentation/formulation facility in Wasco, California. Thermo Trilogy's wholly owned subsidiary in the U.K. leases a 20,000 square foot pheromone trap and lure manufacturing facility.

Item 3.    Legal Proceedings

    Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters

    Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.    Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements and Supplementary Data are included in Registrant's Fiscal 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

Date:  December 16, 1998                  THERMO ECOTEK CORPORATION

                                          By:/s/ Brian D. Holt
                                             -----------------------------
                                             Brian D. Holt
                                             President and Chief Executive
                                             Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 16, 1998.

Signature                                 Title

By: /s/ Brian D. Holt                     President, Chief Executive Officer,
    -------------------------------       and Director
    Brian D. Holt

By: /s/ John N. Hatsopoulos               Chief Financial Officer,
    -------------------------------       Senior Vice President, and Director
    John N. Hatsopoulos

By: /s/ Paul F. Kelleher                  Chief Accounting Officer
    -------------------------------
    Paul F. Kelleher

By: /s/ Frank Jungers                     Chairman of the Board and Director
    -------------------------------
    Frank Jungers

By: /s/ Jerry P. Davis                    Director
    -------------------------------
    Jerry P. Davis

By: /s/ Dr. George N. Hatsopoulos         Director
    -------------------------------
    Dr. George N. Hatsopoulos

By: /s/ William A. Rainville              Director
    -------------------------------
    William A. Rainville

By: /s/ Susan F. Tierney                  Director
    -------------------------------
    Susan F. Tierney

                  Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Ecotek Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Ecotek Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 9, 1998 (except with respect to the matter discussed in Note 17, as to which the date is November 24, 1998). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 19 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           Arthur Andersen LLP



Boston, Massachusetts
November 9, 1998

SCHEDULE I

                         THERMO ECOTEK CORPORATION
               Condensed Financial Information of Registrant
                        Unconsolidated Balance Sheet


(In thousands)                                                Oct. 3, Sept. 27,
                                                                 1998      1997
-------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash and cash equivalents                                   $22,732   $69,465
  Accounts and notes receivable from subsidiaries               1,910     3,789
  Prepaid income taxes and prepaid expenses                    11,548     4,351
  Current portion of note receivable and other
   current assets                                                 330        23
                                                             --------  --------

                                                               36,520    77,628
                                                             --------  --------

Investment in Subsidiaries (on the equity method)             319,279   233,513
                                                             --------  --------

Office Equipment, at Cost                                         322       237
Less:  Accumulated Depreciation                                   (96)     (184)
                                                             --------  --------

                                                                  226        53
                                                             --------  --------

Long-term Available-for-sale Investment, at Quoted
  Market Value (amortized cost of $8,504)                       8,502    12,497
                                                             --------  --------

Deferred Debt Expense                                           1,090     1,432
                                                             --------  --------

Due from Parent Company                                             -    10,164
                                                             --------  --------

                                                             $365,617  $335,287
                                                             ========  ========

                         THERMO ECOTEK CORPORATION
               Condensed Financial Information of Registrant
                  Unconsolidated Balance Sheet (continued)


(In thousands)                                                Oct. 3, Sept. 27,
                                                                 1998   1997
-------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Accounts payable                                            $     -    $  162
  Accrued expenses                                              9,366     6,048
  Due to parent company                                         2,251     1,219
                                                             --------  --------

                                                               11,617     7,429
                                                             --------  --------

Long-term Obligations:
  Noninterest-bearing subordinated convertible                  2,450    12,148
   debentures
  4% Subordinated convertible debentures, due to                    -    68,500
   parent company
  4.875% Subordinated convertible debentures                   44,950    50,000
                                                             --------  --------

                                                               47,400   130,648
                                                             --------  --------

Deferred Income Taxes                                          56,968    49,934
                                                             --------  --------


Shareholders' Investment:
  Common stock                                                  3,782     2,598
  Capital in excess of par value                              175,673    95,573
  Retained earnings                                            98,802    67,593
  Treasury stock                                              (28,735)  (20,872)
  Cumulative translation adjustment                               112       (52)
  Net unrealized gain (loss) on available-for-sale                 (2)    2,436
   investment
                                                             --------  --------

                                                              249,632   147,276
                                                             --------  --------
                                                             $365,617  $335,287
                                                             ========  ========

                         THERMO ECOTEK CORPORATION

               Condensed Financial Information of Registrant
                     Statement of Unconsolidated Income



                                                              Year Ended
                                                      -------------------------
(In thousands)                                       Oct. 3, Sept. 27 Sept. 28,
                                                        1998     1997      1996
-------------------------------------------------------------------------------

Revenues                                             $ 1,962 $  8,200 $       -
Equity in Earnings of Subsidiaries                    50,401   39,817    34,148
                                                     ------- -------- ---------

                                                      52,363   48,017    34,148
                                                     ------- -------- ---------

General and Administrative Expenses                   10,379   10,219     9,404
                                                     ------- -------- ---------

Operating Income                                      41,984   37,798    24,744
Interest Income (Expense), Net                        (1,342)    (838)      307
Gain on Sale of Stock by Subsidiary                    6,269        -         -
                                                     ------- -------- ---------

Income Before Provision for Income Taxes              46,911   36,960    25,051
Provision for Income Taxes                            15,702   14,415     7,271
                                                     ------- -------- ---------

Net Income                                           $31,209 $ 22,545 $  17,780
                                                     ======= ======== =========

                         THERMO ECOTEK CORPORATION

               Condensed Financial Information of Registrant
                   Statement of Unconsolidated Cash Flows



                                                            Year Ended
                                                      -----------------------
(In thousands)                                        Oct. 3,Sept. 27 Sept. 28,
                                                        1998     1997      1996
-------------------------------------------------------------------------------

Operating Activities:
  Net income                                         $31,209 $ 22,545 $  17,780
  Adjustments to reconcile net income to net
   cash used in operating activities:
    Depreciation and amortization                        258      513       182
    Deferred revenue                                       -   (8,200)        -
    Deferred income tax expense                        7,315   10,715     3,086
    Equity in earnings of subsidiaries               (50,401) (39,817)  (34,148)
    Gain on sale of stock by subsidiary               (6,269)       -         -
    Changes in current accounts:
      Accounts and notes receivable from               2,139     (906)      282
       subsidiaries
      Other assets                                        94       55     1,520
      Accounts payable                                  (551)      48        18
      Accrued expenses                                   101       99      (804)
      Due (to) from parent company                       (98)   3,471     5,181
                                                     ------- -------- ---------

       Net cash used in operating activities         (16,203) (11,477)   (6,903)
                                                     ------- -------- ---------

Investing Activities:
  Acquisitions, net of cash acquired                 (19,100) (10,865)   (8,088)
  Purchase of available-for-sale investments               -   (2,500)   (3,004)
  Purchases of property, plant, and equipment           (219)     (15)       (8)
  Distribution from (investment in)                  (16,361)  13,315    (9,828)
subsidiaries
                                                     ------- -------- ---------

       Net cash used in investing activities         (35,680)     (65)  (20,928)
                                                     ------- -------- ---------

Financing Activities:
  Net proceeds from issuance of subordinated               -   48,470    35,942
   convertible debentures
  Purchases of Company common stock                  (10,248) (19,743)        -
  Net proceeds from issuance of Company and           15,458     (417)    5,026
   subsidiary common stock
                                                     ------- -------- ---------

       Net cash provided by financing activities       5,210   28,310    40,968
                                                     ------- -------- ---------


Exchange Rate Effect on Cash                             (60)     (31)        -
                                                     ------- -------- ---------

Increase (Decrease) in Cash and CashEquivalents      (46,733)  16,737    13,137
Cash and Cash Equivalents at Beginning of Year        69,465   52,728    39,591
                                                     ------- -------- ---------

Cash and Cash Equivalents at End of Year             $22,732 $ 69,465 $  52,728
                                                     ======= ======== =========

                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

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

10.5 Master Repurchase Agreement dated as of January 1, 1994, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13572] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

10.6 Amended and Restated Master Reimbursement and Loan Agreement dated as of December 19, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13572] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

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

Exhibit
Number     Description of Exhibit

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

10.43 Limited Partnership Agreement of KFx Fuel Partners, L.P. dated as of August 18, 1995 (filed as Exhibit 10.43 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.44 Turnkey Design and Construction Agreement dated as of August 18, 1995, between KFx Fuel Partners, L.P. and Walsh Construction Company, a Division of Guy F. Atkinson Company (filed as Exhibit 10.44 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.45 Lease Agreement between Manufacturers Hanover Trust Company of California and Woodland Biomass Power, Ltd. dated December 29, 1989 (filed as Exhibit 10.39 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.46 First Amendment to Power Purchase Agreement dated November 6, 1997, between Woodland Biomass Power, Ltd. and Pacific Gas and Electric Company (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.47 Second Amendment to Power Purchase Agreement dated November 6, 1997, between Mendota Biomass Power, Ltd. and Pacific Gas and Electric Company (filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended January 3, 1998 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.48 Incentive Stock Option Plan of the Registrant (filed as Exhibit 10.44 to the Registrant's Registration Statement on Form S-1 [Reg. No 33-86682] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is 1,350,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock split effected in October 1996.)

Exhibit
Number     Description of Exhibit

10.49      Nonqualified Stock Option Plan of the Registrant (filed as Exhibit
           10.45 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,350,000 shares, after giving effect to share increase approved in December 1993 and 3-for-2 stock split effected in October 1996.)

10.50 Equity Incentive Plan of the Registrant (filed as Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (Reg. No. 33-86682) and incorporated herein by reference).

10.51      Deferred Compensation Plan for Directors of the Registrant (filed as
           Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.52 Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.42 to the Registrant's
           Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.53 Thermo Ecotek Corporation - Thermo Trilogy Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.51 to the Registrant's Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13572] and incorporated herein by reference).

10.54      Thermo Trilogy Corporation Equity Incentive Plan (filed as Exhibit
           10.52 to the Registrant's Report on Form 10-K for the fiscal year ended September 28, 1996 [File No. 1-13572] and incorporated herein by reference).

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron Corporation, for services rendered to the Registrant. The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.
 .
10.55 Form of Indemnification Agreement between the Registrant and its officers and directors (filed as Exhibit 10.43 to the Registrant's Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.56 Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit 10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 27, 1997 [File No. 1-13572] and incorporated herein by reference).

13 Annual Report to Shareholders for the fiscal year ended October 3, 1998 (only those portions incorporated herein by reference).

21         Subsidiaries of the Registrant.

23         Consent of Arthur Andersen LLP.

27         Financial Data Schedule.