Form 10-K/A
period 1998-10-03
THERMO ECOTEK CORP
filed 1999-01-13
CIK 864960

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
            ----------------------------------------------------

                AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 3, 1998.

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934.

                         Commission file number 1-13572

                            THERMO ECOTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                             04-3072335
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

245 Winter Street
Waltham, Massachusetts                                              02454-9046
(Address of principal executive offices)                            (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                 Name of exchange on which registered
   Common Stock, $.10 par value               American Stock Exchange


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

                                                                     FORM 10-K/A

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(c)      Exhibits

         13 Annual Report to Shareholders for the fiscal year ended October 3, 1998 (only those portions incorporated herein by reference).

         23 Consent of Arthur Andersen LLP.

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 13, 1999

                                               THERMO ECOTEK CORPORATION



                                               By:  /s/ Paul F. Kelleher
                                                    Paul F. Kelleher
                                                    Chief Accounting Officer