Form 10-K/A
period 1998-10-03
THERMO ECOTEK CORP
filed 1999-02-01
CIK 864960

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
              ___________________________________________________

                        AMENDMENT NO. 2 ON FORM 10-K/A
                                 TO FORM 10-K

(mark one)

   X      Annual Report Pursuant to Section 13 or 15(d) of the Securities
 -----
          Exchange Act of 1934


 _____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-13572

                           THERMO ECOTEK CORPORATION
           (Exact name of Registrant as specified in its character)

Delaware                                           04-3072335
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


254 Winter Street
Waltham, Massachusetts                             02454-9046
(Address of principal executive offices)           (zip code)


      Registrant's telephone number, including area code:  (781) 622-1000

          Securities registered pursuant to Section 12(b) of the Act:


                                              Name of each exchange
Title of each class                           on which registered
-------------------                           -------------------
Common Stock, $.10 par value                  American Stock Exchange


          Securities registered pursuant to section 12(g) of the Act:
                                     None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for
at least the past 90 days.   X   No ____.
                             -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 3, 1998, was approximately $25,316,000.

As of October 3, 1998, the Registrant had 35,927,771 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 3, 1998.are incorporated by reference into Parts I and II.

Part III, Item 10.    Directors and Executive Officers of the Registrant.

Part III, Item 11.    Executive Compensation.

Part III, Item 12.    Security Ownership of Certain
                      Beneficial Owners and Management.

Part III, Item 13.    Certain Relationships and Transactions.

The information required under Items 10, 11, 12 & 13 of Part III, originally to be incorporated by reference from the Registrant's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year, is contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 on form 10-K/A to be signed by the undersigned, duly authorized.

                                         THERMO ECOTEK CORPORATION

                                         By:  /s/  Sandra L. Lambert
                                           ----------------------------
                                              Sandra L. Lambert
                                              Secretary

                                 ATTACHMENT A
                                  DIRECTORS

  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership."

 Jerry P. Davis......... Mr. Davis, 65, has been a director of the Corporation since its inception in 1989. He also served as the
                         chairman of the board of the Corporation from February
                         1994 to January 1997, and as the Corporation's
                         president and chief executive officer from 1989 until
                         February 1994. Mr. Davis was also a vice president of
                         Thermo Electron from January 1986 through December
                         1996.
 George N. Hatsopoulos.. Dr. Hatsopoulos, 72, has been a director of the
                         Corporation since its inception in 1989. Dr.
                         Hatsopoulos has been the chairman of the board and
                         chief executive officer of Thermo Electron since 1956.
                         He also served as the president of Thermo Electron
                         from 1956 until January 1997. Dr. Hatsopoulos is also
                         a director of Photoelectron Corporation, Thermedics
                         Inc., Thermo Electron, Thermo Fibertek Inc., Thermo
                         Instrument Systems Inc., Thermo Optek Corporation,
                         ThermoQuest Corporation and ThermoTrex Corporation.
                         Dr. Hatsopoulos is the brother of Mr. John N.
                         Hatsopoulos, a director of the Corporation.
 John N. Hatsopoulos.... Mr. Hatsopoulos, 64, has been a director of the
                         Corporation since 1990. He served as the chief
                         financial officer of the Corporation from 1989 until
                         1998, a senior vice president from 1997 until 1998,
                         and as a vice president from 1989 until 1997.
                         Mr. Hatsopoulos was the president of Thermo Electron
                         from 1997 until 1998 and its chief financial officer
                         from 1988 until 1998. Prior to his appointment as
                         president of Thermo Electron, he served as an
                         executive vice president from 1986 until 1998. Mr.
                         Hatsopoulos is also a director of LOIS/USA Inc., US
                         Liquids Inc., Thermo Electron, Thermedics Inc., Thermo
                         Fibertek Inc., Thermo Instrument Systems Inc., Thermo
                         Power Corporation and Thermo TerraTech Inc.
                         Mr. Hatsopoulos is the brother of Dr. George N.
                         Hatsopoulos, a director of the Corporation.
 Brian D. Holt  ........ Mr. Holt, 50, has been a director of the Corporation since January 1995 and president and chief executive
                         officer of the Corporation since February 1994. He has
                         been the chief operating officer, environmental and
                         energy, of Thermo Electron since September 1998. From
                         March 1996 to September 1998, he was a vice president
                         of Thermo Electron. For more than five years prior to
                         his appointment as an officer of the Corporation, he
                         was president and chief executive officer of Pacific
                         Generation Company, a financier, builder, owner and
                         operator of independent power facilities. Mr. Holt is
                         also a director of KFx Inc., Thermo TerraTech Inc.,
                         The Randers Killam Group Inc., ThermoRetec Corporation
                         and Thermo Power Corporation.
 Frank Jungers.......... Mr. Jungers, 72, has been a director of the
                         Corporation since its inception in 1989 and its
                         chairman of the board since January 1997. Mr. Jungers
                         has been a self- employed consultant on business and
                         energy matters since 1977. Mr. Jungers was employed by
                         the Arabian American Oil Company from 1974 through
                         1977 as chairman and chief executive officer. Mr.
                         Jungers is also a director of The AES Corporation,
                         Donaldson, Lufkin & Jenrette, Georgia-Pacific
                         Corporation, Thermo Electron, ThermoQuest Corporation
                         and ONIX Systems Inc.

 William A. Rainville.. Mr. Rainville, 56, has been a director of the
                        Corporation since November 1995. He has been president
                        and chief executive officer of Thermo Fibertek Inc., a
                        majority-owned subsidiary of Thermo Electron that
                        develops and manufactures equipment and products for
                        the papermaking and paper-recycling industries, since
                        its inception in 1991 and has been chief operating
                        officer, recycling and recovery systems of Thermo
                        Electron since September 1998. Prior to that time, Mr.
                        Rainville had been a senior vice president of Thermo
                        Electron from March 1993 to September 1998; and a vice
                        president of Thermo Electron from 1986 to 1993, From
                        1984 until January 1993, Mr. Rainville was the
                        president and chief executive officer of Thermo
                        Electron Web Systems Inc., a subsidiary of Thermo
                        Fibertek Inc. Mr. Rainville is also a director of
                        Thermo Fibergen Inc., Thermo Fibertek Inc., Thermo
                        TerraTech Inc. and ThermoRetec Corporation.
 Susan F. Tierney...... Dr. Tierney, 47, has been a director of the Corporation since March 1996. Dr. Tierney is a partner with the
                        Economics Resource Group, an economics/policy
                        consulting firm. From March 1993 to May 1993, Dr.
                        Tierney was a consultant for the U.S. Department of
                        Energy, and from May 1993 to July 1995, she served as
                        Assistant Secretary for Policy for the U.S. Department
                        of Energy. Prior to that appointment, Dr. Tierney
                        served as Secretary of Environmental Affairs for the
                        Commonwealth of Massachusetts from January 1991 to
                        March 1993 and as Commissioner of the Department of
                        Public Utilities for the Commonwealth of Massachusetts
                        from 1988 to January 1991. Dr. Tierney is also a
                        director of The Randers Killam Group, Inc.

Committees of the Board of Directors and Meetings

  The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Dr. Tierney (Chairman) and Mr. Jungers. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Jungers (Chairman) and Dr. Tierney. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met six times, the audit committee met four times and the human resources committee met twice during fiscal 1998. Each director attended at least 75% of all meetings of the board of directors and committees on which he or she served held during fiscal 1998.

Compensation of Directors

 CASH COMPENSATION

  Directors who are not employees of the Corporation, of Thermo Electron or of any other companies affiliated with Thermo Electron (also referred to as "outside directors") receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of outside directors' fees is made quarterly. Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt and Mr. Rainville are all employees of Thermo Electron and do not receive any cash compensation from the Corporation for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

 DEFERRED COMPENSATION PLAN FOR DIRECTORS

  Under the Deferred Compensation Plan for Directors (the "Deferred Compensation Plan"), a director has the right to defer receipt of his or her cash fees until he or she ceases to serve as a director, dies or retires from his or her principal occupation. In the event of a change in control or proposed change in control of the

Corporation that is not approved by the board of directors, deferred amounts become payable immediately. Either of the following is deemed to be a change of control: (a) the acquisition, without the prior approval of the board of directors, directly or indirectly, by any person of 50% or more of the outstanding Common Stock or 25% or more of the outstanding common stock of Thermo Electron; or (b) the failure of the persons serving on the board of directors immediately prior to any contested election of directors or any exchange offer or tender offer for the Common Stock or the common stock of Thermo Electron to constitute a majority of the board of directors at any time within two years following any such event. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Corporation's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 37,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of November 28, 1998, deferred units equal to 7,188.48 shares of Common Stock were accumulated under the Deferred Compensation Plan.

 DIRECTORS STOCK OPTION PLAN

  The Corporation's directors stock option plan (the "Directors Plan") provides for the grant of stock options to purchase shares of Common Stock of the Corporation and its majority-owned subsidiaries to outside directors as additional compensation for their services as directors. The Directors Plan provides for the grant of stock options upon an outside director's initial appointment and awards options to purchase 1,000 shares annually to outside directors.

  Under the Directors Plan, an outside director who was appointed prior to December 31, 1994 was automatically granted an option to purchase 36,000 shares of Common Stock upon his or her initial appointment as a director. These options are presently exercisable and expire on the seventh anniversary of the date of grant. However, the shares acquired upon exercise are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company, which repurchase right lapses ratably over a five-year period. Pursuant to amendments to the plan adopted in 1994, the size of this initial grant was reduced and eventually discontinued effective as of January 1, 1997. Under this provision of the amended plan, Dr. Tierney was granted an option to purchase 7,200 shares of Common Stock upon her election as a director in March 1996. This option is presently exercisable and expires on the fifth anniversary of the date of grant. Shares acquired upon exercise of this option would have been subject to repurchase by the Corporation at the exercise price if the recipient had ceased to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

  In addition, under the Directors Plan, outside directors receive an annual grant of options to purchase 1,000 shares of Common Stock commencing with the 1996 Annual Meeting of the Stockholders. The annual grant is made at the close of business on the date of the Annual Meeting of the Stockholders to each outside director then holding office. Options evidencing annual grants may be exercised at any time from and after the six-month anniversary of the grant date of the option and prior to the expiration of the option on the third anniversary of the grant date. Shares acquired upon exercise of the options are subject to repurchase by the Corporation at the exercise price if the recipient ceases to serve as a director of the Corporation or any other Thermo Electron company prior to the first anniversary of the grant date.

  The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of November 28, 1998, options to purchase 13,200 shares of Common Stock had been granted and were outstanding under the Directors Plan, no options had lapsed, 73,000 options had been exercised, and options to purchase 138,800 shares of Common Stock were reserved and available for grant.

 COMPENSATION OF THE CHAIRMAN OF THE BOARD

  Mr. Jungers was appointed the chairman of the board of the Corporation in January 1997. Mr. Jungers is not an employee of the Corporation or of any other company affiliated with Thermo Electron. For his service as chairman of the board, Mr. Jungers receives an additional meeting fee equal to $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone. He also receives an additional option to purchase 1,000 shares of the Common Stock at an exercise price equal to the average closing price for the five days preceding and including the date of grant, which is awarded at the first regular meeting of the board of directors following the Annual Meeting of the Stockholders in conjunction with his reappointment as chairman of the board.

Stock Ownership Policies for Directors

  During fiscal 1996, the human resources committee of the board of directors (the "Committee") established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within three years of their appointment. All Directors are in compliance with this policy. Directors who are also executive officers of the Corporation are required to comply with a separate stock holding policy established by the Committee in fiscal 1996, which is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

  In addition, the Committee adopted a policy requiring directors to hold a certain number of shares of the Corporation's Common Stock acquired upon the exercise of stock options. Under this policy, directors are required to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described in the Committee Report on Executive Compensation--Stock Ownership Policies.

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of the Corporation's majority-owned subsidiary, Thermo Trilogy Corporation ("Thermo Trilogy"), and its parent company, Thermo Electron, as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and executive officers as a group.

  While certain directors and executive officers of the Corporation are also directors and executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                  Thermo Ecotek  Thermo Electron Thermo Trilogy
                Name             Corporation (2) Corporation (3) Corporation (4)
                ----             --------------- --------------- ---------------
      Thermo Electron
       Corporation (4).........    33,696,106             N/A           N/A
      Brian D. Chatlosh........        30,984          20,994             0
      Jerry P. Davis...........       100,426          35,670             0
      Floyd M. Gent............        60,380          33,100             0
      George N. Hatsopoulos....        25,579       3,564,256             0
      John N. Hatsopoulos......        15,569         823,854             0
      Brian D. Holt............       210,000         284,793             0
      Frank Jungers............        47,335         175,754         3,000
      John T. Miller...........        48,000          16,500             0
      Randall W. Miselis.......        47,706          15,855             0
      Parimal S. Patel.........        88,868          59,224             0
      William A. Rainville.....         4,467         357,709             0
      Susan F. Tierney.........        12,485               0             0
      All directors and current
       executive
       officers as a group (14
       persons)................       709,799       5,821,834         3,000

--------
(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and Thermo Trilogy beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of the Common Stock beneficially owned by each director and executive officer and by all directors and executive officers as a group exclude 33,696,106 shares beneficially owned by Thermo Electron. Shares beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Miller, Mr. Miselas, Mr. Patel, Dr. Tierney and all directors and executive officers as a group include 28,500, 9,000, 55,800, 15,000, 13,257, 210,000, 5,500,
    48,000, 45,900, 49,000, 9,700 and 507,657 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares of the Common Stock beneficially owned by Mr. Jungers, Dr. Tierney and all directors and executive officers as a group include 1,285, 1,785 and 3,070 full shares allocated through November 28, 1998, to their respective accounts maintained pursuant to the Corporation's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Jungers include 500 shares held by Mr. Jungers' spouse. No director or executive officer beneficially owned more than 1% of the Common Stock outstanding as of November 28, 1998; all directors and executive officers as a group beneficially owned 1.97% of the Common Stock outstanding as of such date.
(3) Shares of the common stock of Thermo Electron beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Miller, Mr. Miselas, Mr. Patel, Mr. Rainville and all directors and executive officers as a group include 20,050, 5,377, 33,100, 1,849,500, 762,735, 284,100, 9,125, 16,300, 15,100, 29,712,
    293,287 and 3,691,158 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Davis, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and all directors and executive officers as a group include 1,716, 2,266, 2,036 and 8,515 full shares, respectively, allocated to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. Shares of the common stock of Thermo Electron beneficially owned by Mr. Jungers and all directors and executive officers as a group include 80,427 full shares allocated through November 28, 1998, to Mr. Junger's account maintained pursuant to Thermo Electron's deferred compensation plan for Directors. Shares beneficially owned by Dr. G. Hatsopoulos include 158,351 shares held by Dr. G. Hatsopoulos' spouse, 408,644 shares held by a family trust of which Dr. G. Hatsopoulos' spouse is the trustee, 500,000 shares held by a trust of which Dr. G. Hatsopoulos is the trustee and 153 shares allocated to the account of Dr. G. Hatsopoulos' spouse maintained pursuant to Thermo Electron's employee stock ownership plan. Shares beneficially owned by Dr. G. Hatsopoulos also include 50,000 shares that a family trust of which Dr. G. Hatsopoulos' spouse is the trustee has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Mr. Jungers include 4,500 shares held by Mr. Jungers' spouse. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the Thermo Electron common stock outstanding as of November 28, 1998, other than Dr. G. Hatsopoulos, who beneficially owned 2.22% of such common stock; all directors and executive officers as a group beneficially owned approximately 3.64% of the Thermo Electron common stock outstanding as of November 28, 1998.
(4) The beneficial ownership of shares of the common stock of Thermo Trilogy is presented as of November 28, 1998. As of November 28, 1998, no director or executive officer beneficially owned more than 1% of the outstanding common stock of Thermo Trilogy; all directors and current executive officers as a group beneficially owned less than 1% of Thermo Trilogy common stock outstanding as of such date.
(5) Thermo Electron beneficially owned 93.77% of the Common Stock as of November 28, 1998. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Corporation's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1998, except in the following instances.

  Thermo Electron filed six Forms 4 late, reporting a total of 81 transactions, including 73 open market purchases of shares of Common Stock, six transactions associated with the grant, exercise and lapse of options to purchase common stock granted to employees under its stock option program and two conversions to common stock of the Corporation's 4% convertible debentures.

                            EXECUTIVE COMPENSATION

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer and four other most highly compensated executive officers (the "named executive officers") for the last three full fiscal years.

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

                           Summary Compensation Table

                                                              Long Term
                                                            Compensation
                                                       -----------------------
                                                        Securities Underlying
                                      Annual              All Other Options
                                   Compensation                (No. of
   Name And Principal    Fiscal ------------------     Shares Compensation and
        Position          Year   Salary  Bonus (1)        Company) (2) (3)
   ------------------    ------ -------- ---------     -----------------------
Brian D. Holt (4).......  1998  $198,000      n/a (2)   2,000 (TRCC) $   6,429
 Chief Executive Officer
  and                     1997  $182,250 $189,000      60,000 (TCK)  $   6,107
 President                                                100 (TMO)
                                                       40,000 (TRIL)
                          1996  $153,400 $ 112,00         150 (TMO)  $     360
                                                        2,000 (TBA)
                                                        2,000 (TFG)
                                                        5,000 (TLZ)
                                                        2,000 (TLT)
                                                        6,000 (TOC)
                                                        6,000 (TMQ)
                                                        2,000 (TSR)
                                                        4,000 (TXM)
Parimal S. Patel........  1998  $170,000 $ 68,400       2,700 (TCK)  $   6,850
 Executive Vice
  President                                             5,300 (TMO)
                          1997  $167,000 $ 51,500      15,800 (TCK)  $   6,993
                                                        2,400 (TMO)
                                                        2,500 (TRIL)
                          1996  $167,000 $ 64,000      17,850 (TMO)  $   6,750
Floyd M. Gent...........  1998  $138,700 $ 55,800         600 (TCK)  $   7,200
 Vice President,                                        3,000 (TMO)
 President, Clean Fuels   1997  $ 133,00 $ 45,300         100 (TMO)  $   7,359
 Division                                               2,500 (TRIL)
                          1996  $130,000 $ 49,500       7,500 (TMO)  $   7,866
John T. Miller (6)......  1998  $ 96,249 $ 65,000      38,000 (TCK)  $  19,500(7)
 Vice President,                                       16,300 (TMO)
 President, Clean Power
  Division                                              5,000 (TRIL) $   7,866
Randall W. Miselis......  1998  $100,600 $ 38,400         400 (TCK)  $   5,847
 Vice President,
  Accounting &                                            100 (TMO)
 Administration           1997  $ 93,000 $ 29,100         100 (TCK)  $5,643.85
                                                        2,500 (TRIL)
                          1996  $ 87,500 $ 32,500      30,000 (TCK)  $4,923.35
                                                       15,000 (TMO)
Brian D. Chatlosh.......  1998  $120,000 $ 66,900         200 (TMO)  $   5,880
 Former Vice President,
  Business                1997  $113,750 $ 36,300         200 (TMO)  $   6,686
 Development                                           10,000 (TRIL)
                          1996  $107,625 $ 38,500      15,000 (TCK)  $   5,526
                                                       15,150 (TMO)

--------
(1) The bonus amounts for fiscal 1996 represent the bonuses paid for performance during the calendar year in which the Corporation's fiscal year-end occurred, calendar 1996. Beginning with fiscal 1997, the Corporation changed its compensation practices to determine bonuses for the named executive officers other than the chief executive officer based on a fiscal year performance not calendar year performance. Accordingly, for all named executive officers other than Mr. Holt, the bonus for fiscal 1997 and 1998 represents the prorated bonus paid for performance during the nine-month period from January 1, 1997 through September 27, 1997 and from January 1997 through October 3, 1998. Due to Mr. Holt's position as chief operating officer, environmental and energy, of Thermo Electron, his bonus will continue to be determined and paid based on performance for the calendar year. Mr. Holt's bonus for 1998 has not been determined as of the date hereof.
(2) In addition to receiving options to purchase Common Stock of the Corporation (designated in the table as TCK), the named executive officers have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: the Corporation (designated in the table as TCK), Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), Thermo Trilogy Corporation (designated in the table as TRIL), Trex Medical Corporation (designated in the table as TXM), Thermo Information Solutions Inc. (designated in the table as TISI), Metrika Systems Inc. (designated in the table as MKA), ONIX Systems Inc. (designated in the table as ONX), The Randers Group Incorporated (designated in the table as RGI), Thermedics Detection Inc. (designated in the table as TDX), Thermo Vision Corporation (designated in the table as VIZ) and Trex Communications Corporation (designated in the table as TRCC). Mr. Holt was appointed an officer of Thermo Electron in March 1996 and has been granted options to purchase common stock of Thermo Electron since that date. These options are not reported in the table as they were granted as compensation for service in a capacity other than in his capacity as the chief executive officer of the Corporation.
(3) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.
(4) Mr. Holt was appointed chief executive officer of the Corporation in February 1994 and vice president of Thermo Electron in March 1996 and chief operating officer, energy and environmental, of Thermo Electron in September 1998. Mr. Holt has also been responsible for certain operations of Thermo Electron since the commencement of his employment in February 1994, and a portion of his annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron in each of the fiscal years reported for the time he devoted to these responsibilities. The annual cash compensation (salary and bonus) reported in the table for Mr. Holt represents the amount paid by the Corporation for Mr. Holt's services as its chief executive officer. For each of calendar 1998, 1997 and 1996, approximately 90%, 90% and 80%, respectively, of Mr. Holt's salary earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services as its chief executive officer. For calendar 1998, 1997 and 1996, approximately 90%, 82% and 46%, respectively, of Mr. Holt's total bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his performance as the Corporation's chief executive officer.
(5) Mr. Chatlosh is the vice president, business development of the Corporation, a position he has held since January 1996. In March 1998, the Board of Directors reorganized officer positions and functions, and Mr. Chatlosh is no longer considered an executive officer for purposes of the federal securities laws.
(6) Mr. Miller was appointed vice president, president clean power division of the Corporation, effective as of March 23, 1998.
(7) Represents $4,500 of temporary living expenses and $15,000 of travel and relocation expenses.

Stock Options Granted During Fiscal 1998

  The following table sets forth information concerning individual grants of stock options by the Corporation and other Thermo Electron companies made during fiscal 1998 to the Corporation's chief executive officer and the other named executive officers in their capacities as executive officers of the Corporation. It has not been the Corporation's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1998.

  Mr. Holt has been granted options to purchase common stock of Thermo Electron since March 1996 as compensation for service to other Thermo Electron companies in capacities other than in his capacity as chief executive officer of the Corporation. Accordingly, such options have not been reported in the table.

                         Option Grants in Fiscal 1998

                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                                Percent of                        Annual Rates of Stock
                                               Total Option                        Price Appreciation
                         Number of Securities   Granted to   Exercise              for Option Term (2)
                          Underlying Options   Employees in  Price Per Expiration --------------------- ---
          Name                Granted (1)      Fiscal Year     Share      Date        5%        10%
          ----           --------------------  ------------  --------- ---------- ---------- ----------
Brian D. Holt...........        100 (TMO)         0.01% (3)   $34.50    06/02/03  $      953 $    2,106
                              2,000 (TRCC)         0.2% (3)   $ 4.00    01/21/05  $    3,260 $    7,580
Parimal S. Patel........      2,700 (TCK)          3.3%       $19.25    03/11/01  $    8,181 $   17,199
                              2,400 (TMO)          0.1% (3)   $34.50    06/02/03  $   22,872 $   50,544
                              2,900 (TMO)          0.1% (3)   $16.20    09/23/03  $   12,992 $   28,681
Floyd M. Gent...........        600 (TCK)          0.7%       $19.25    03/11/01  $    1,818 $    3,822
                                100 (TMO)         0.01% (3)   $34.50    06/02/03  $      953 $    2,106
                              2,900 (TMO)          0.1% (3)   $16.20    09/23/03  $   12,992 $   28,681
John T. Miller..........      8,000 (TCK)          9.9%       $19.23    03/23/03  $   42,480 $   93,920
                             30,000 (TCK)         36.9%       $19.23    03/23/05    $234,900 $  547,200
                              2,000 (TMO)         0.10% (3)   $37.75    03/23/03  $   20,860 $   46,100
                              4,300 (TMO)         0.22% (3)   $16.20    09/23/03  $   19,264 $   42,527
                             10,000 (TMO)         0.50% (3)   $37.75    03/23/05  $  153,700 $  358,100
                              5,000 (TRIL)        11.2%       $ 8.25    03/23/05  $   16,800 $   39,150
Randall W. Miselis......        400 (TCK)          0.5%       $19.25    03/11/01  $    1,212 $    2,548
                                100 (TMO)         0.01% (3)   $34.50    06/02/03  $      953 $    2,106
Brian D. Chatlosh.......        200 (TMO)         0.01% (3)   $34.50    06/02/03  $    1,906 $    4,212

--------
(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1998 to the named executive officers to purchase the common stock of the Corporation (designated in the table as TCK), Thermo Electron (TMO), Thermo Trilogy Corporation (TRIL), Metrika Systems Corporation (MKA), ONIX Systems Inc. (ONX), The Randers Group Incorporated
    (RGI), Thermedics Detection Inc. (TDX), Thermo Information Solutions Inc.
    (TISI), Thermo Vision Corporation (VIZ) and Trex Communications Corporation (TRCC). All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase shares of Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a three to seven year period, depending on the option term, which may vary from three to seven years, provided the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

Stock Options Exercised During Fiscal 1998 and Fiscal Year-End Values

  The following table reports certain information regarding stock option exercises during fiscal 1998 and outstanding stock options to purchase shares of Thermo Electron companies held at the end of fiscal 1998 by the Corporation's chief executive officer and the other named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1998.

  Aggregated Option Exercised In Fiscal 1998 And Fiscal 1998 Year-end Option
                                    Values

                                                                         Number of
                                                                        Unexercised
                                                                     Options at Fiscal      Value of
                                              Shares                      Year-End         Unexercised
                                            Acquired on    Value       (Exercisable/      In-the-money
          Name                Company        Exercise   Realized (1) Unexercisable) (2)      Options
          ----                -------       ----------- ------------ ------------------ -----------------
Brian D. Holt (3)...     Thermo Ecotek           --           --     210,000 /0         $1,517,850 /--
                         Thermo Electron         --           --     113,900 /0     (4) $        0 /--
                         Thermo BioAnalysis      --           --       2,000 /0         $    1,250 /--
                         Thermo Fibergen         --           --       2,000 /0
                         ThermoLasc              --           --       5,000 /0         $        0 /--
                         ThermoLyte              --           --           0 /2,000             -- /$0(5)
                         Thermo Optek            --           --       6,000 /0         $        0 /--
                         ThermoQuest             --           --       6,000 /0         $        0 /0
                         Thermo Sentron          --           --       2,000 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /40,000            -- /$0(5)
                         Trex Medical            --           --       4,000 /0         $        0 /--
Parimal S. Patel........ Thermo Ecotek         3,750      $52,500     41,000 /0         $  243,713 /--
                         Thermo Electron       5,212      $91,109     29,712 /0     (4) $    2,702 /--
                         Thermo Fibergen         --           --       2,700 /0         $   12,150 /--
                         ThermoTrex            1,080      $20,034         -- /--                -- /--
                         Thermo Trilogy          --           --           0 /2,500             -- /$0(5)
Floyd M. Gent........... Thermo Ecotek         7,500      $85,313     53,100 /0         $  492,188 /--
                         Thermo Electron         --           --      33,100 /0         $        0 /--
                         Thermo Trilogy          --           --          -- /2,500             -- /$0(5)
Brian D. Chatlosh....... Thermo Ecotek        12,750      $70,892     28,500 /0         $  206,738 /--
                         Thermo Electron         --           --      20,050 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /10,000            -- /$0(5)
John T. Miller.......... Thermo Ecotek           --           --      38,000 /0         $        0 /--
                         Thermo Electron         --           --      16,300 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /5,000             -- /$0(5)
Randall W. Miselis...... Thermo Ecotek           --           --      45,500 /0         $  300,226 /--
                         Thermo Electron         --           --      15,100 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /2,500             -- /$0(5)

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte Corporation, Thermo Trilogy Corporation, Thermo Information Solutions Inc. and Trex Communications Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a four to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.
(3) As an officer of Thermo Electron, Mr. Holt also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.
(4) Options to purchase 67,500 and 15,000 shares of the common stock of Thermo Electron granted to Mr. Holt and Mr. Patel, respectively, are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.
(5) No public market existed for the shares as of October 3, 1998. Accordingly, no value in excess of the exercise price has been attributed to these options.

EXECUTIVE RETENTION AGREEMENTS

    Thermo Electron has entered into agreements with certain executive officers and key employees of the Corporation that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated for any reason, other than for cause, within 18 months thereafter. For purposes of these agreements, a change in control exists upon (1) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to be constituted of a majority of directors who are "continuing directors", which term is defined to include directors who are members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and (b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.

    In 1998, Thermo Electron authorized an executive retention agreement with each of Brian D. Holt, Floyd M. Gent and John T. Miller. These agreements provide that in the event the individual's employment is terminated within 18 months after a change in control, the individual would be entitled to a lump sum payment equal to the sum of (a) in the case of Mr. Holt, two times, and in the case of Mr. Gent and Mr. Miller, one times, the individual's highest annual base salary in any 12 months period during the prior 5 year period, plus (b) in the case of Mr. Holt, two times, and in the case of Mr. Gent and Miller, one times, the individual's highest annual bonus in any 12 month period during the prior 5 year period. In addition, the individual would be provided benefits for a period of, in the case of Mr. Holt two years, and in the case of Mr. Gent and Mr. Miller, one year, after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. The individual would also be entitled to all other compensation due to the individual from the Corporation through the date of termination. Further, all options that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, would become fully vested as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to, in the case of Mr. Holt, $20,000, and in the case of Mr. Gent and Mr. Miller, $15,000, to be used toward outplacement services. These executive retention agreements supercede and replace any and all prior severance arrangements which these individuals had with Thermo Electron.

     Assuming that the severance benefits would have been payable as of January 1, 1999 the lump sum salary and bonus payment under such agreement to Mr. Holt, Mr. Gent and Mr. Miller, would have been approximately $1,040,000, $234,500 and $235,000, respectively. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended, the individuals would be entitled to receive a gross-up equal to the amount of any excise tax payable by such individual with respect to such payment plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

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

Corporate Services Agreement

  As provided in the Charter, the Corporation and Thermo Electron have entered into a Corporate Services Agreement (the "Services Agreement") under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, certain employee benefit administration, tax advice and preparation of tax returns, centralized cash management and certain financial and other services to the Corporation. The Corporation was assessed an annual fee equal to 1% of the Corporation's total revenues for these services in calendar 1997 and 0.8% of the Corporation's total revenues in calendar 1998. The annual fee will be 0.8% of the Corporation's total revenues in calendar 1999. The fee is reviewed annually and may be changed by mutual agreement of the Corporation and Thermo Electron. During fiscal 1998, Thermo Electron assessed the Corporation $1,800,000 in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Corporation. For items such as employee benefit plans, insurance coverage and other identifiable costs, Thermo Electron charges the Corporation based on charges attributable to the Corporation. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Corporation upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Corporation ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Corporation will be required to pay a termination fee equal to the fee that was paid by the Corporation for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Corporation or as required in order to meet the Corporation's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Corporation a fee equal to the market rate for comparable services if such services are provided to the Corporation following termination.

Tax Allocation Agreement

  The Company and Thermo Electron have a Tax Allocation Agreement ("Tax Allocation Agreement") under which the Company is included in the consolidated federal and certain state income tax returns filed by Thermo Electron. The Tax Allocation Agreement provides that Thermo Electron charges or pays the Company amounts based on the Company's relative contribution to Thermo Electron's tax liability. If in any year the Company incurs a loss or generates a tax credit, Thermo Electron shall pay the Company the amount of such benefit realized by Thermo Electron attributable to such loss or tax credit on the earlier of (i) the year in which the Company would have obtained a tax benefit from such loss or tax credit if the Company had filed separate federal income tax returns or
(ii) the year in which the applicable carry-forward period with respect to such loss or tax credit expires. As of October 3, 1998, the aggregate net amount due from the company to Thermo Electron pursuant to the Tax Allocation Agreement is $2,500,000.

Miscellaneous

  Thermo Electron currently beneficially owns approximately 92% of the outstanding shares of Common Stock. On May 6, 1998 Thermo Electron converted its 4.0% Subordinated Convertible Debentures due January 2001 in the aggregate principal amount of $68.5 million into 10,821,485 shares of Common Stock at a conversion rate of $6.33 per share. Thermo Electron intends for the foreseeable future to maintain at least 80% ownership of the Corporation. This may require the purchase by Thermo Electron of additional shares of Common Stock from time to time as the number of outstanding shares issued by the Corporation increases. These and other purchases may be made either on the open market, through conversion of convertible debentures held by Thermo Electron or directly from the Corporation.

  At October 3, 1998 the Corporation owed Thermo Electron and its other subsidiaries an aggregate of approximately $39,000 for amounts due under the Corporate Services Agreement and related administrative charges and for miscellaneous items excluding amounts owed under the Tax Allocation Agreement, net of amounts owed to the Corporation for miscellaneous items. The largest amount of net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since September 27, 1997, was approximately $39,000 These amounts do not bear interest and are expected to be paid in the normal course of business.

  As of October 3, 1998, $21,207,000 of the Corporation's cash equivalents were invested in a repurchase agreement with Thermo Electron. Under this agreement, the Corporation in effect lends excess cash to Thermo Electron, which Thermo Electron collateralizes with investments principally consisting of corporate notes, U.S. government agency securities, money market funds, commercial paper and other marketable securities, in the amount of at least 103% of such obligations. The Corporation's funds subject to the repurchase agreement are readily convertible into cash by the Corporation. The repurchase agreement earns a rate based on the 90-day Commercial Paper Composite Rate plus 25 basis points, reset quarterly.

  In December 1997 and March 1998, Thermo Trilogy Corporation, a subsidiary of the Corporation, ("Thermo Trilogy") completed private placements of an aggregate of 1,942,821 shares primarily to outside investors of minority investments in its common stock. In connection with Thermo Trilogy's private placement of its shares of common stock in March 1998, Thermo Trilogy and Thermo Electron entered into a placement agreement with KSH Investment Group, Inc. ("KSH") to act as placement agent on behalf of Thermo Trilogy KSH received a placement agent fee of approximately $387,050,000 representing 6% of the gross proceeds from the sale of shares of Thermo Trilogy common stock in the March 1998 private placement to investors introduced to Thermo Trilogy by KSH. KSH is a privately held investment banking firm of which John C. Hatsopoulos is a shareholder and managing director. John C. Hatsopoulos is the son of John N. Hatsopoulos, a director of the Corporation. John C. Hatsopoulos received a portion of this placement agent fee equal to $16,750.

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