Form 10-Q
period 1999-01-02
THERMO ECOTEK CORP
filed 1999-02-08
CIK 864960

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended January 2, 1999.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                 Outstanding at January 29, 1999
     -----------------------------    -------------------------------
     Common Stock, $.10 par value               35,935,603

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                 January 2,     October 3,
(In thousands)                                         1999            1998
---------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents                        $ 26,698       $ 41,371
  Restricted funds                                   19,941         24,536
  Accounts receivable and unbilled revenues          35,507         45,792
  Inventories:
    Raw materials and supplies                       15,807         13,843
    Work in process                                   2,873          2,802
    Finished goods                                    7,156          6,995
  Prepaid income taxes                               11,724         11,724
  Other current assets                                3,910          2,335
                                                   --------       --------

                                                    123,616        149,398
                                                   --------       --------

Property, Plant, and Equipment, at Cost             398,024        389,553
  Less: Accumulated depreciation and
        amortization                                 93,533         87,623
                                                   --------       --------

                                                    304,491        301,930
                                                   --------       --------

Long-term Available-for-sale Investments,
  at Quoted Market Value (amortized cost
  of $8,504)                                          6,376          8,502
                                                   --------       --------

Restricted Funds                                     30,470         26,177
                                                   --------       --------

Other Assets                                         20,123         19,104
                                                   --------       --------

                                                   $485,076       $505,111
                                                   ========       ========

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                 January 2,     October 3,
(In thousands except share amounts)                    1999           1998
--------------------------------------------------------------------------

Current Liabilities:
  Current portion of long-term obligations         $ 32,444       $ 28,032
  Accounts payable                                    8,053         10,775
  Lease obligations payable                           5,555          1,648
  Accrued income taxes                                5,378          5,378
  Other accrued expenses                             12,214         17,530
  Due to parent company                               2,237          2,446
                                                   --------       --------

                                                     65,881         65,809
                                                   --------       --------

Long-term Obligations:
  Nonrecourse tax-exempt obligations                 15,500         33,700
  Subordinated convertible debentures                46,770         47,400
  Capital lease obligations                           6,694         12,346
                                                   --------       --------

                                                     68,964         93,446
                                                   --------       --------

Deferred Income Taxes                                57,070         56,571
                                                   --------       --------

Other Deferred Items                                 28,071         25,216
                                                   --------       --------

Minority Interest                                    13,712         14,437
                                                   --------       --------

Shareholders' Investment:
  Common stock, $.10 par value, 50,000,000
    shares authorized; 37,869,248 and
    37,822,789 shares issued                          3,787          3,782
  Capital in excess of par value                    176,172        175,673
  Retained earnings                                 101,312         98,802
  Treasury stock at cost, 1,933,645 and
    1,944,179 shares                                (28,572)       (28,735)
  Accumulated other comprehensive items (Note 3)     (1,321)           110
                                                   --------       --------

                                                    251,378        249,632

                                                   --------       --------
                                                   $485,076       $505,111
                                                   ========       ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                     Three Months Ended
                                                   -----------------------
                                                   January 2,   January 3,
(In thousands except per share amounts)                  1999         1998
--------------------------------------------------------------------------

Revenues                                              $45,061      $47,809
                                                      -------      -------

Costs and Operating Expenses:
  Cost of revenues (includes $1,401 and $1,523 to
    related parties)                                   33,547       31,395
  Selling, general, and administrative expenses
    (includes $360 and $478 to related parties)         6,400        4,977
  Research and development expenses                       564          597
                                                      -------      -------

                                                       40,511       36,969
                                                      -------      -------

Operating Income                                        4,550       10,840

Interest Income                                           763        1,540
Interest Expense (includes $685 to parent company
  in fiscal 1998)                                      (1,891)      (3,621)
Gain on Issuance of Stock by Subsidiary                     -        4,055
Equity in Earnings of Joint Venture                        22           43
                                                      -------      -------

Income Before Provision for Income Taxes and
  Minority Interest                                     3,444       12,857
Provision for Income Taxes                              1,068        3,326
Minority Interest (Income) Expense                       (134)         273
                                                      -------      -------

Net Income                                            $ 2,510      $ 9,258
                                                      =======      =======

Earnings per Share (Note 2):
  Basic                                               $   .07      $   .38
                                                      =======      =======

  Diluted                                             $   .07      $   .25
                                                      =======      =======

Weighted Average Shares (Note 2):
  Basic                                                35,925       24,412
                                                      =======      =======

  Diluted                                              36,247       39,456
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                      Three Months Ended
                                                    -----------------------
                                                    January 2,   January 3,
(In thousands)                                            1999         1998
---------------------------------------------------------------------------

Operating Activities:
  Net income                                          $  2,510     $  9,258
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      6,408        5,540
      Increase in deferred income taxes                  1,328        3,324
      Minority interest (income) expense                  (134)         273
      Gain on issuance of stock by subsidiary                -       (4,055)
      Changes in current accounts, excluding
        the effect of acquisition:
          Restricted funds                               4,595        6,669
          Accounts receivable and unbilled
            revenues                                    10,190         (553)
          Inventories                                   (2,207)        (638)
          Other current assets                          (1,575)         279
          Accounts payable                              (2,745)      (1,006)
          Lease obligations payable                      3,808        3,808
           Due to parent company                          (314)        (299)
          Other current liabilities                     (5,184)      (2,220)
                                                      --------     --------

Net cash provided by operating activities               16,680       20,380
                                                      --------     --------

Investing Activities:
  Acquisition, net of cash acquired                          -      (19,100)
  Purchases of property, plant, and equipment           (8,530)     (11,128)
  Funding of long-term restricted funds                 (4,293)        (270)
  Increase in other deferred items                       2,954        2,636
  Increase in other assets                              (1,517)        (193)
                                                      --------     --------

Net cash used in investing activities                  (11,386)     (28,055)
                                                      --------     --------

Financing Activities:
  Repayment of long-term obligations                   (14,200)     (18,400)
  Payments under capital lease obligations              (5,240)      (4,703)
  Net proceeds from issuance of Company and
    subsidiary common stock                                 48        9,020
  Purchases of Company common stock                          -       (6,877)
  Distribution to minority partner                        (591)        (453)
                                                      --------     --------

Net cash used in financing activities                  (19,983)     (21,413)
                                                      --------     --------

Exchange Rate Effect on Cash                                16           28
                                                      --------     --------

Decrease in Cash and Cash Equivalents                  (14,673)     (29,060)
Cash and Cash Equivalents at Beginning of Period        41,371       83,540
                                                      --------     --------

Cash and Cash Equivalents at End of Period            $ 26,698     $ 54,480
                                                      ========     ========

                            THERMO ECOTEK CORPORATION

                                   (Unaudited)


                                                      Three Months Ended
                                                    -----------------------
                                                    January 2,   January 3,
(In thousands)                                             1999        1998
---------------------------------------------------------------------------

Noncash Activities:
  Fair value of assets of acquired company            $      -     $ 19,825
  Cash paid for acquired company                             -      (19,100)
                                                      --------     --------

    Liabilities assumed of acquired company           $      -     $    725
                                                      ========     ========

  Conversion of subordinated convertible
    debentures                                        $    630     $  4,030
                                                      ========     ========


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 2, 1999, and the results of operations and the cash flows for the three-month periods ended January 2, 1999, and January 3, 1998. The Company's results of operations for the three-month periods ending January 2, 1999, and January 3, 1998, include 13 weeks and 14 weeks, respectively. In addition, prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of October 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                                      Three Months Ended
                                                    ----------------------
                                                    January 2,  January 3,
(In thousands except per share amounts)                   1999        1998
--------------------------------------------------------------------------

Basic
Net Income                                             $ 2,510     $ 9,258
                                                       -------     -------

Weighted Average Shares                                 35,925      24,412
                                                       -------     -------

Basic Earnings per Share                               $   .07     $   .38
                                                       =======     =======

Diluted
Net Income                                             $ 2,510     $ 9,258
Effect of:
  Convertible debentures                                     -         790
                                                       -------     -------

Income Available to Common Shareholders,
  as Adjusted                                          $ 2,510     $10,048
                                                       -------     -------

Weighted Average Shares                                 35,925      24,412
Effect of:
  Convertible debentures                                   142      14,725
  Stock options                                            180         319
                                                       -------     -------

Weighted Average Shares, as Adjusted                    36,247      39,456
                                                       -------     -------

Diluted Earnings per Share                             $   .07     $   .25
                                                       =======     =======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of January 2, 1999, there were 312,600 of such options outstanding, with exercise prices ranging from $11.93 to $19.33 per share.

    In addition, the computation of diluted earnings per share for the three-month period ended January 2, 1999, excludes the effect of assuming the conversion of $45.0 million principal amount of 4.875% subordinated convertible debentures, convertible at $16.50 per share, because the effect would be antidilutive.

3.  Comprehensive Income

    During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the first quarter of fiscal 1999 and 1998, the Company's comprehensive income totaled $1.1 million and $10.8 million, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 3, 1998, filed with the Securities and Exchange Commission.

Overview

    The Company reports its results in two business segments. The Energy segment operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies) and also operates a subbituminous coal-beneficiation facility (the K-Fuel Facility) and a natural gas business (Star Natural Gas). The Biopesticide segment manufactures and sells biopesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.

    In the Energy segment, each Operating Company in the United States sells power under a long-term power-sales agreement. The profitability of operating the Company's facilities depends on the price received for power under the power-sales agreements with power purchasers, on plant performance or availability, and on the fuel, operating, and maintenance costs for the facilities. Beginning in January 1998, the Energy segment's operations include a 12-megawatt energy center and five auxiliary boilers in the Czech Republic. The Energy segment earns a disproportionately high share of its income in May to October due to the rate structures under the power-sales agreements for its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Energy segment has historically operated at marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Energy segment's profitability is also dependent on the amount of development expenses that it incurs.

    The Company has also entered the field of engineered clean fuels through a limited partnership agreement with KFx, Inc. The Company is a 95% partner in a partnership established to develop, construct, and operate a subbituminous coal-beneficiation facility using the patented K-Fuel technology licensed from KFx. This facility, located near Gillette, Wyoming, uses the K-Fuel technology, which transforms low-energy, high- moisture coal into low-moisture, high-energy fuel with reduced sulfur. A tax credit per ton of fuel produced and sold is available with respect to qualifying alternative fuels from a facility placed in service before June 30, 1998, pursuant to a binding written contract in effect before December 31, 1996. The economic returns of the K-Fuel Facility primarily result from tax credits on the facility's production of K-Fuel. The Company expects that the K-Fuel Facility will report operating losses for financial reporting purposes.

    The Company has expanded its energy operations into international markets and has begun business-development efforts in Italy and the Czech Republic. In January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture, indirectly acquired a majority interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic (the Czech Republic operations). The Company has begun construction to expand the 12-megawatt facility to 50-megawatt capacity. The cost of business-development efforts is expected to increase as the Company expands into these markets due to increased complexity inherent in foreign development. In addition, the amount of cash required to fund equity investments is expected to increase, due to the financing requirements of lenders in foreign markets.

    During fiscal 1998, the Company established its Star Natural Gas subsidiary in Dallas, Texas, to pursue opportunities in the natural gas gathering, processing, storage, and marketing business.

    Thermo Trilogy's biopesticide products include botanical extracts from the seed of the tropical neem tree, microbial-based pesticides (fungal-based insecticides and fungicides, bacterial-based insecticides, bacculovirus, and beneficial nematodes), insect pheromone-based products such as traps and lures, and disease-free sugar cane planting stock. These biopesticide products are used as alternatives or complements to conventional chemical-based pest-control technologies. In January 1997, Thermo Trilogy acquired substantially all of the assets of biosys, inc. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt) - biopesticide business of Novartis AG and its affiliates (the Bt business). Whereas Thermo Trilogy currently markets its products predominantly for use in the northern hemisphere, where the growing season generally runs from March to October, Thermo Trilogy generally earns a disproportionately high share of its income in its third and fourth fiscal quarters.

    Since its inception, the Company has derived a substantial majority of its revenue from the development, construction, and operation of biomass electric-generation facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in fiscal 2000. In addition, within the next few years, the Company expects a substantial portion of its revenues to be derived from new business ventures in clean power resources, clean fuels, and biopesticides. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, additional clean fuel projects, and its biopesticide business. The Company has had limited prior experience in the repowering of power plants and the development and sale of clean fuels, and there can be no assurance that the Company will be able to successfully develop, market, or sell its products and services in these areas. The Company's future success will depend significantly on its ability to develop, introduce, and integrate new products and services in these areas. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company to implement these strategies would have a material adverse effect on the Company's business, financial condition, and results of operations.

Results of Operations

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998

    Total revenues decreased to $45.1 million in the first quarter of fiscal 1999 from $47.8 million in the first quarter of fiscal 1998. Revenues from the Energy segment decreased to $40.4 million in the first

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

quarter of fiscal 1999 from $41.4 million in the first quarter of fiscal 1998. The decrease was primarily due to lower revenues as a result of unplanned outages at two of the Company's California facilities due to mechanical problems, offset in part by the inclusion of $2.4 million of revenues from the Czech Republic operations, acquired in January 1998. The facilities that experienced outages have been repaired and resumed power generation prior to the end of the first quarter.

    Revenues at Thermo Trilogy decreased to $4.7 million in the first quarter of fiscal 1999 from $6.4 million in the first quarter of fiscal 1998. The decrease was primarily due to sales of $1.9 million of Bt products to Novartis, the previous owner of the Bt business, in the first quarter of fiscal 1998 under a transition agreement that expired in February 1998, during which Thermo Trilogy shifted its Bt business distribution network from Novartis' in-country direct sales force to an indirect network of distributors.

    The gross profit margin decreased to 26% in the first quarter of fiscal 1999 from 34% in the first quarter of fiscal 1998. The gross profit margin for the Energy segment decreased to 24% in the first quarter of fiscal 1999 from 33% in the first quarter of fiscal 1998, primarily due to losses at the Company's K-Fuel Facility, which was placed in service in April 1998. As discussed in the Overview, the economic returns expected from this facility arise from tax benefits and the facility is expected to report pre-tax operating losses.

    The gross profit margin for Thermo Trilogy decreased to 33% in the first quarter of fiscal 1999 from 43% in the first quarter of fiscal 1998, primarily due to decreased revenues.

    The power-sales agreements for the Company's Woodland, Mendota, and Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require the utilities involved to purchase the power output of the projects at fixed rates until a certain deadline. In the case of Woodland and Mendota, Pacific Gas & Electric (PG&E) is required to purchase power until the year 2000. In the case of the Delano plants, Southern California Edison (SCE) is required to purchase power until the year 2001. However, with respect to Woodland and Mendota, PG&E has asserted that the fixed rates under its agreements will terminate mid-1999, although the Company disputes this assertion. Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost, as determined from time to time by the California Public Utility Commission). Avoided cost is determined pursuant to a formula that is intended to estimate the price that the utility would, but for its contract with the power producer, be paying for the same amount of energy. The rate fluctuates with the price of fuels and certain other factors. At present, the avoided cost is substantially lower than the payments currently being made by PG&E and SCE to the Company under the fixed-rate portions of their contracts. In addition, although it is

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

difficult to predict future levels of avoided costs, based on current estimates, avoided cost is expected to be substantially lower in 2000 than the rates currently being paid by PG&E and SCE under their fixed-rate contracts. The Company expects, that at current avoided cost rates, absent sufficient reductions in fuel prices and other operating costs, the Company's Mendota and Delano plants would operate at substantially reduced operating income levels or at a loss beginning in fiscal 2000 and fiscal 2001, respectively. In fiscal 1998, the Mendota and Delano plants' operating income was approximately $10.0 million and $33.0 million, respectively. Further, if the Woodland plant were to operate at projected avoided cost levels, substantial losses would result, primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, under such circumstances the Company would draw down power reserve funds to cover operating cash shortfalls and then, should such funds be depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. During the first quarter of fiscal 1997, the Company began recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Consequently, the results of the Woodland plant were reduced to approximately breakeven in fiscal 1998. If PG&E ultimately prevails in its assertion that its obligation to pay fixed rates ends in mid-1999, and if the Company is unsuccessful in renegotiating the terms of its lease or its power purchase agreement with PG&E, the Company's investment in its Woodland operating assets could be impaired by approximately $3 to 5 million, based on projected cash flows. This impairment and the operating losses that would arise in fiscal 1999 if the Woodland facility's operating costs exceeded its revenues would adversely affect the Company's future results of operations.

    The Company began reporting the K-Fuel Facility's results of operations in April 1998. Although the facility is operating and producing commercially salable product, the Company has encountered certain difficulties in optimizing its performance to achieve optimal and sustained operation. The Company has addressed and resolved certain problems previously encountered, including a fire at the facility and certain construction problems, including issues relating to the flow of materials within the facility and the design and operation of certain pressure-release equipment. The Company continues to experience certain operational problems relating to tar and fines residue build-up within the system during production and other product-quality issues related to product dusting. The Company is actively exploring solutions to these problems. Because the technology being developed is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these problems and achieve optimal and sustained performance.

    Selling, general, and administrative expenses as a percentage of revenues increased to 14% in the first quarter of fiscal 1999 from 10% in the first quarter of fiscal 1998, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Star Natural Gas and the K-Fuel Facility.

First Quarter Fiscal 1999 Compared With First Quarter Fiscal 1998
(continued)

    Research and development expenses were unchanged at $0.6 million in the first quarter of fiscal 1999 and 1998 and represent Thermo Trilogy's ongoing new product development.

    Interest income decreased to $0.8 million in the first quarter of fiscal 1999 from $1.5 million in the first quarter of fiscal 1998. The decrease was primarily due to lower average invested balances due to cash expended for the acquisition of the Bt business, the acquisition and expansion of the Czech Republic operations, the repurchase of Company common stock, construction of the K-Fuel Facility, and the purchase of power-generation facilities and related sites in California.

    Interest expense decreased to $1.9 million in the first quarter of fiscal 1999 from $3.6 million in the first quarter of fiscal 1998. The decrease was primarily due to lower outstanding debt related to the Company's Delano and Mendota plants and, to a lesser extent, the conversion by Thermo Electron of $68.5 million principal amount of the Company's 4% subordinated convertible debentures in May 1998.

    During the first quarter of fiscal 1998, the Company recorded a gain from the issuance of Thermo Trilogy common stock.

    Equity in earnings of joint venture represents the Company's proportionate share of earnings from a joint venture.

    The effective tax rate increased to 31% in the first quarter of fiscal 1999 from 26% in the first quarter of fiscal 1998. The effective tax rate in the first quarter of fiscal 1999 was below the statutory federal income tax rate primarily due to tax credits earned from the production of K-Fuel. The effective tax rate in the first quarter of fiscal 1998 was below the statutory federal tax rate due to the nontaxable gain on issuance of stock by subsidiary and the exclusion of income taxed directly to a minority partner, offset in part by state income taxes.

    Minority interest (income) expense represents the allocation of income from plant operations to a minority partner in an Operating Company and the minority shareholders' proportionate share of Thermo Trilogy's results.

Liquidity and Capital Resources

    Working capital was $57.7 million at January 2, 1999, compared with $83.6 million at October 3, 1998. The Company had cash, cash equivalents, and current restricted funds of $46.6 million at January 2, 1999, compared with $65.9 million at October 3, 1998. Current restricted funds held in trust pursuant to certain lease and debt agreements totaled $19.9 million and $24.5 million at January 2, 1999, and October 3, 1998, respectively. In addition, cash and cash equivalents in the accompanying balance sheet include $14.2 million and $12.0 million at January 2, 1999, and October 3, 1998, respectively, which are restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Further, until such time, if ever, as projections of avoided-costs change, all cash flows from the Woodland Operating Company, other than cash required for tax distributions, will be restricted from distribution to the Company. During the first quarter of fiscal 1999, the Company's operating activities provided cash and restricted funds of $12.1 million. Cash of $10.2 million provided by a seasonal decrease in accounts receivable was offset in part by cash of $5.2 million used to fund a decrease in other current liabilities, primarily accrued interest.

    During the first quarter of fiscal 1999, the Company's investing activities used $11.4 million of cash. The Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $3.3 million for additions to the K-Fuel Facility to resolve operational problems at the plant. The Company has also begun construction on a 50-megawatt expansion at the Czech Republic operations and expended $3.9 million for construction costs in the first quarter of fiscal 1999. In addition, the Company expended $1.3 million on other capital expenditures during the first quarter of fiscal 1999. The Company expects to make capital expenditures of approximately $15.0 million during the remainder of fiscal 1999, primarily for the expansion of the Czech Republic operations.

    During the first quarter of fiscal 1999, the Company's financing activities used cash of $20.0 million. The Company used cash of $19.4 million for the repayment of long-term obligations and payments under capital lease obligations related to three of its California plants.

    The Company has commenced an expansion project of its Czech Republic operations, acquired in January 1998. The Company estimates the cost of this expansion will be $32 million, of which $20.5 million had been funded at January 2, 1999. Although the Company has provided all of the funding to date, the Company expects that approximately 50% of the total cost will ultimately be funded by bank financing. While the Company does not currently have any firm available credit facilities, it does not expect to require funding for currently existing operations in the foreseeable future, with the exception of the financing required for the expansion project at its Czech Republic operations. The Company is in the early stages of developing projects in Italy, Southern California, Florida, and Germany. Equity investments required by the Company for these development efforts, if successful, are uncertain, but may be significant. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant additional funds from time to time to meet project development requirements, including the funding of equity investments, and to complete acquisitions. As the Company acquires, invests in, or develops future plants, the Company expects to finance them with nonrecourse debt, internal funds, additional equity financing, or through borrowings from third parties or Thermo Electron. Although Thermo Electron has expressed its willingness to provide funds to the Company to help finance acquisitions and equity investments in future projects, the Company has no agreements with Thermo Electron or third parties that assure funds will be available on acceptable terms, or at all.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) contacting key suppliers, customers, and vendors to determine their year 2000 compliance status; and (iii) developing a contingency plan.

The Company's State of Readiness

    The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 70% complete as of January 2, 1999. The Company is also upgrading its hardware and software relating to plant control operations at each of its facilities. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by October 31, 1999. For phase three of the program, the Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers, vendors, and customers that are believed to be significant to the Company's business operations, including its most significant electric utility customers. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow-up and monitor the year 2000 compliance progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires. The Company has substantially completed its assessment of third party risk.

Contingency Plan

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan may include identifying and securing other suppliers and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs relating to facilities were funded from working capital. All internal costs and related external costs other than capital additions related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track the internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

    The Company's exposure to market risk from changes in equity prices, foreign currency exchange rates, and interest rates has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of February 1999.

                                           THERMO ECOTEK CORPORATION



                                           /s/ Paul F. Kelleher
                                           -------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           /s/ Theo Melas-Kyriazi
                                           -------------------------
                                           Theo Melas-Kyriazi
                                           Chief Financial Officer

                            THERMO ECOTEK CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number     Description of Exhibit

  27       Financial Data Schedule.