Form 10-K/A
period 1998-10-03
THERMO ECOTEK CORP
filed 1999-02-10
CIK 864960

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC   20549
              ___________________________________________________

                        AMENDMENT NO. 3 ON FORM 10-K/A
                                 TO FORM 10-K

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

Part III, Item 10.  Directors and Executive Officers of the Registrant.

Part III, Item 11.  Executive Compensation.

Part III, Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management.

Part III, Item 13.  Certain Relationships and Transactions.


Items 10, 11, 12 & 13 of Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 3, 1998 are hereby amended and restated in their entirety as contained in the following Attachment A, which is included herein and made a part of this Annual Report on Form 10-K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.3 on form 10-K/A to be signed by the undersigned, duly authorized.



                                        THERMO ECOTEK CORPORATION


                                        By: /s/ Sandra L. Lambert
                                           --------------------------
                                             Sandra L. Lambert
                                             Secretary

                                 Attachment A

                                  Directors

  Set forth below are the names of the persons serving as directors, their ages, their offices in the Corporation, if any, their principal occupation or employment for the past five years, the length of their tenure as directors and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Corporation's Common Stock and of the common stock of its majority-owned subsidiary, Thermo Trilogy Corporation, and of its parent corporation, Thermo Electron Corporation ("Thermo Electron"), a provider of diversified products and services for the biomedical, instrument and environmental markets, is reported under the caption "Stock Ownership."

 Jerry P. Davis......... Mr. Davis, 65, has been a director of the Corporation since its inception in 1989. He also served as the
                         chairman of the board of the Corporation from February
                         1994 to January 1997, and as the Corporation's
                         president and chief executive officer from 1989 until
                         February 1994. Mr. Davis was also a vice president of
                         Thermo Electron from January 1986 through December
                         1996.
 George N. Hatsopoulos.. Dr. Hatsopoulos, 72, has been a director of the
                         Corporation since its inception in 1989. Dr.
                         Hatsopoulos has been the chairman of the board and
                         chief executive officer of Thermo Electron since 1956.
                         He also served as the president of Thermo Electron
                         from 1956 until January 1997. Dr. Hatsopoulos is also
                         a director of Photoelectron Corporation, Thermedics
                         Inc., Thermo Electron, Thermo Fibertek Inc., Thermo
                         Instrument Systems Inc., Thermo Optek Corporation,
                         ThermoQuest Corporation and ThermoTrex Corporation.
                         Dr. Hatsopoulos is the brother of Mr. John N.
                         Hatsopoulos, a director of the Corporation.
 John N. Hatsopoulos.... Mr. Hatsopoulos, 64, has been a director of the
                         Corporation since 1990. He served as the chief
                         financial officer and senior vice president of the
                         Corporation from 1989 and 1997, respectively, until
                         his retirement at the end of 1998, and as a vice
                         president from 1989 until 1997. Mr. Hatsopoulos was
                         the president of Thermo Electron from 1997 until 1998
                         and its chief financial officer from 1988 until 1998.
                         Prior to his appointment as president of Thermo
                         Electron, he served as an executive vice president
                         from 1986 until 1998. Mr. Hatsopoulos is also a
                         director of LOIS/USA Inc., Thermedics Inc., Thermo
                         Fibertek Inc., Thermo Electron, Thermo Instrument
                         Systems Inc., Thermo Power Corporation, Thermo
                         TerraTech Inc. and US Liquids Inc. Mr. Hatsopoulos is
                         the brother of Dr. George N. Hatsopoulos, a director
                         of the Corporation.
 Brian D. Holt  ........ Mr. Holt, 50, has been a director of the Corporation since January 1995 and president and chief executive
                         officer of the Corporation since February 1994. He has
                         been the chief operating officer, environmental and
                         energy, of Thermo Electron since September 1998. From
                         March 1996 to September 1998, he was a vice president
                         of Thermo Electron. For more than five years prior to
                         his appointment as an officer of the Corporation, he
                         was president and chief executive officer of Pacific
                         Generation Company, a financier, builder, owner and
                         operator of independent power facilities. Mr. Holt is
                         also a director of KFx, Inc., Thermo TerraTech Inc.,
                         The Randers Killam Group Inc., ThermoRetec Corporation
                         and Thermo Power Corporation.
 Frank Jungers.......... Mr. Jungers, 72, has been a director of the
                         Corporation since its inception in 1989 and its
                         chairman of the board since January 1997. Mr. Jungers
                         has been a self- employed consultant on business and
                         energy matters since 1977. Mr. Jungers was employed by
                         the Arabian American Oil Company from 1974 through
                         1977 as chairman and chief executive officer. Mr.
                         Jungers is also a director of The AES Corporation,
                         Donaldson, Lufkin & Jenrette, Georgia-Pacific
                         Corporation, ONIX Systems Inc., Thermo Electron and
                         ThermoQuest Corporation.

 William A. Rainville.. Mr. Rainville, 56, has been a director of the
                        Corporation since November 1995. He has been president
                        and chief executive officer of Thermo Fibertek Inc., a
                        majority-owned subsidiary of Thermo Electron that
                        develops and manufactures equipment and products for
                        the papermaking and paper-recycling industries, since
                        its inception in 1991 and has been chief operating
                        officer, recycling and recovery systems, of Thermo
                        Electron since September 1998. Prior to that time, Mr.
                        Rainville had been a senior vice president of Thermo
                        Electron from March 1993 to September 1998; and a vice
                        president of Thermo Electron from 1986 to 1993. Mr.
                        Rainville is also a director of Thermo Fibergen Inc.,
                        Thermo Fibertek Inc., ThermoRetec Corporation and
                        Thermo TerraTech Inc.
 Susan F. Tierney...... Dr. Tierney, 47, has been a director of the Corporation since March 1996. Dr. Tierney is a partner with the
                        Economics Resource Group, an economics/policy
                        consulting firm. From March 1993 to May 1993, Dr.
                        Tierney was a consultant for the U.S. Department of
                        Energy, and from May 1993 to July 1995, she served as
                        Assistant Secretary for Policy for the U.S. Department
                        of Energy. Prior to that appointment, Dr. Tierney
                        served as Secretary of Environmental Affairs for the
                        Commonwealth of Massachusetts from January 1991 to
                        March 1993 and as Commissioner of the Department of
                        Public Utilities for the Commonwealth of Massachusetts
                        from 1988 to January 1991. Dr. Tierney is also a
                        director of The Randers Killam Group Inc.

Committees of the Board of Directors and Meetings

  The board of directors has established an audit committee and a human resources committee, each consisting solely of outside directors. The present members of the audit committee are Dr. Tierney (Chairman) and Mr. Jungers. The audit committee reviews the scope of the audit with the Corporation's independent public accountants and meets with them for the purpose of reviewing the results of the audit subsequent to its completion. The present members of the human resources committee are Mr. Jungers (Chairman) and Dr. Tierney. The human resources committee reviews the performance of senior members of management, recommends executive compensation and administers the Corporation's stock option and other stock-based compensation plans. The Corporation does not have a nominating committee of the board of directors. The board of directors met six times, the audit committee met four times and the human resources committee met twice during fiscal 1998. Each director attended at least 75% of all meetings of the board of directors and committees on which he or she served held during fiscal 1998, except Mr. J. Hatsopoulos who attended 67% of such meetings. Mr. J. Hatsopoulos was the chief financial officer of Thermo Electron and its subsidiaries during this period of time and was required to travel extensively in this position. Mr. J. Hatsopoulos missed two meetings due to travel on company business.

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

  The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of November 28, 1998, options to purchase 13,200 shares of Common Stock were outstanding and 86,200 shares of Common Stock had been granted under the Directors Plan, no options had lapsed, 73,000 options had been exercised, and options to purchase 138,800 shares of Common Stock were reserved and available for grant.

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

                                STOCK OWNERSHIP

  The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of the Corporation's majority-owned subsidiary, Thermo Trilogy Corporation ("Thermo Trilogy"), and its parent company, Thermo Electron, as of November 28, 1998, with respect to (i) each person who was known by the Corporation to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) each director, (iii) each executive officer named in the summary compensation table under the heading "Executive Compensation" and (iv) all directors and current executive officers as a group.

  While certain directors and current executive officers of the Corporation are also directors and current executive officers of Thermo Electron or its subsidiaries other than the Corporation, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

                                  Thermo Ecotek  Thermo Electron Thermo Trilogy
              Name (1)           Corporation (2) Corporation (3) Corporation (4)
              --------           --------------- --------------- ---------------
      Thermo Electron
       Corporation (5).........    33,696,106             N/A           N/A
      Brian D. Chatlosh........        30,984          20,994             0
      Jerry P. Davis...........       100,426          35,670             0
      Floyd M. Gent............        60,380          33,100             0
      George N. Hatsopoulos....        25,579       3,564,256             0
      John N. Hatsopoulos......        15,569         823,854             0
      Brian D. Holt............       210,000         284,793             0
      Frank Jungers............        47,335         175,754         3,000
      John T. Miller...........        48,000          16,500             0
      Randall W. Miselis.......        47,706          15,855             0
      Parimal S. Patel.........        88,868          59,224             0
      William A. Rainville.....         4,467         357,709             0
      Susan F. Tierney.........        12,485               0             0
      All directors and current
       executive
       officers as a group (14
       persons)................       709,799       5,821,834         3,000

--------
(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Corporation and of the common stock of Thermo Electron and Thermo Trilogy beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of the Common Stock beneficially owned by each director and current executive officer and by all directors and current executive officers as a group exclude 33,696,106 shares beneficially owned by Thermo Electron. Shares beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Miller, Mr. Miselis, Mr. Patel, Dr. Tierney and all directors and current executive officers as a group include 28,500, 9,000, 55,800, 15,000, 13,257,
    210,000, 5,500, 48,000, 45,900, 49,000, 9,700 and 507,657 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares of the Common Stock beneficially owned by Mr. Jungers, Dr. Tierney and all directors and current executive officers as a group include 1,285, 1,785 and 3,070 full shares allocated through November 28, 1998, to their respective accounts maintained pursuant to the Corporation's deferred compensation plan for directors. Shares beneficially owned by Mr. Jungers include 500 shares held by Mr. Jungers' spouse. No director or current executive officer beneficially owned more than 1% of the Common Stock outstanding as of November 28, 1998; all directors and executive officers as a group beneficially owned 1.97% of the Common Stock outstanding as of such date.
(3) Shares of the common stock of Thermo Electron beneficially owned by Mr. Chatlosh, Mr. Davis, Mr. Gent, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Miller, Mr. Miselis, Mr. Patel, Mr. Rainville and all directors and current executive officers as a group include 20,050, 5,377, 33,100, 1,849,500, 762,735, 284,100, 9,125, 16,300, 15,100, 29,712,
    293,287 and 3,691,158 shares, respectively, that such person or group has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Davis, Dr. G. Hatsopoulos, Mr. J. Hatsopoulos and all directors and current executive officers as a group include 1,716, 2,266, 2,036 and 8,515 full shares, respectively, allocated to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of November 28, 1998, executive officers of Thermo Electron. Shares of the common stock of Thermo Electron beneficially owned by Mr. Jungers and all directors and current executive officers as a group include 80,427 full shares allocated through November 28, 1998, to Mr. Junger's account maintained pursuant to Thermo Electron's deferred compensation plan for directors. Shares beneficially owned by Dr. G. Hatsopoulos include 158,351 shares held by Dr. G. Hatsopoulos' spouse, 408,664 shares held by a family trust of which Dr. G. Hatsopoulos' spouse is the trustee, 500,000 shares held by a trust of which Dr. G. Hatsopoulos is the trustee and 153 shares allocated to the account of Dr. G. Hatsopoulos' spouse maintained pursuant to Thermo Electron's employee stock ownership plan. Shares beneficially owned by Dr. G. Hatsopoulos also include 50,000 shares that a family trust of which Dr. G. Hatsopoulos' spouse is the trustee has the right to acquire within 60 days of November 28, 1998, through the exercise of stock options. Shares beneficially owned by Mr. Jungers include 4,500 shares held by Mr. Jungers' spouse. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of the Thermo Electron common stock outstanding as of November 28, 1998, other than Dr.
    G. Hatsopoulos, who beneficially owned 2.22% of such common stock; all directors and current executive officers as a group beneficially owned approximately 3.64% of the Thermo Electron common stock outstanding as of November 28, 1998.
(4) The beneficial ownership of shares of the common stock of Thermo Trilogy is presented as of November 28, 1998. As of November 28, 1998, no director or current executive officer beneficially owned more than 1% of the outstanding common stock of Thermo Trilogy; all directors and current executive officers as a group beneficially owned less than 1% of Thermo Trilogy common stock outstanding as of such date.
(5) Thermo Electron beneficially owned 93.77% of the Common Stock as of November 28, 1998. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of November 28, 1998, Thermo Electron had the power to elect all of the members of the Corporation's board of directors.

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

                            EXECUTIVE COMPENSATION

  The following table summarizes compensation for services to the Corporation in all capacities awarded to, earned by or paid to the Corporation's chief executive officer, four other most highly compensated executive officers who were serving as executive officers at October 3, 1998, and one additional individual for whom disclosure would have been required but for the fact that such individual was not serving as an executive officer at October 3, 1998 (the "named executive officers") for the last three full fiscal years. The Corporation has a fiscal year that is the 52- or 53-week period ending on the Saturday nearest September 30.

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

                           Summary Compensation Table

                                                            Long Term
                                                           Compensation
                                                    --------------------------
                                                     Securities
                                                     Underlying
                                       Annual          Options
                                    Compensation       (No. of     All Other
   Name And Principal     Fiscal ------------------  Shares and   Compensation
        Position           Year   Salary  Bonus (1) Company) (2)      (3)
   ------------------     ------ -------- --------- ------------- ------------
Brian D. Holt (4)........  1998  $198,000      n/a                  $ 6,429
 Chief Executive Officer
  and                      1997  $182,250 $189,000  60,000 (TCK)    $ 6,107
President                                           40,000 (TRIL)
                           1996  $153,400 $ 112,00     150 (TMO)    $   360
                                                     2,000 (TBA)
                                                     2,000 (TFG)
                                                     5,000 (TLZ)
                                                     2,000 (TLT)
                                                     6,000 (TOC)
                                                     6,000 (TMQ)
                                                     2,000 (TSR)
                                                     4,000 (TXM)
Parimal S. Patel.........  1998  $170,000 $ 68,400   2,700 (TCK)    $ 6,850
 Executive Vice President                            5,300 (TMO)
                           1997  $167,000 $ 51,500  15,800 (TCK)    $ 6,993
                                                     2,400 (TMO)
                                                     2,500 (TRIL)
                           1996  $167,000 $ 64,000  17,850 (TMO)    $ 6,750
Floyd M. Gent............  1998  $138,700 $ 55,800     600 (TCK)    $ 7,200
 Vice President,                                     3,000 (TMO)
 President, Clean Fuels    1997  $ 133,00 $ 45,300     100 (TMO)    $ 7,359
 Division                                            2,500 (TRIL)
                           1996  $130,000 $ 49,500   7,500 (TMO)    $ 7,866
John T. Miller (5).......  1998  $ 76,154 $ 65,000  38,000 (TCK)    $19,500(7)
 Vice President,                                    16,300 (TMO)
 President, Clean Power
  Division                                           5,000 (TRIL)   $ 7,866
Randall W. Miselis.......  1998  $100,600 $ 38,400     400 (TCK)    $ 5,847
 Vice President,
  Accounting &                                         100 (TMO)
 Administration            1997  $ 93,000 $ 29,100     100 (TCK)    $ 5,643
                                                     2,500 (TRIL)
                           1996  $ 87,500 $ 32,500  30,000 (TCK)    $ 4,923
                                                    15,000 (TMO)
Brian D. Chatlosh (6)....  1998  $120,000 $ 66,900     200 (TMO)    $ 5,880
 Vice President, Business  1997  $113,750 $ 36,300     200 (TMO)    $ 6,686
 Development                                        10,000 (TRIL)
                           1996  $107,625 $ 38,500  15,000 (TCK)    $ 5,526
                                                    15,150 (TMO)

--------
(1) The bonus amounts for fiscal 1996 represent the bonuses paid for performance during the calendar year in which the Corporation's fiscal year-end occurred, calendar 1996. Beginning with fiscal 1997, the Corporation changed its compensation practices to determine bonuses for the named executive officers other than the chief executive officer based on fiscal year performance not calendar year performance. Accordingly, for all named executive officers other than Mr. Holt, the bonus for fiscal 1997 represents the prorated bonus paid for performance during the nine-month period from January 1, 1997 through September 27, 1997. For subsequent fiscal years, the bonus for named executive officers represents the bonus for the entire 12 months. Due to Mr. Holt's position as chief operating officer, environmental and energy, of Thermo Electron, his bonus will continue to be determined and paid based on performance for the calendar year. Mr. Holt's bonus for 1998 has not been determined as of the date hereof.
(2) In addition to receiving options to purchase Common Stock of the Corporation (designated in the table as TCK), the named executive officers have been granted options to purchase common stock of Thermo Electron and certain of its other subsidiaries as part of Thermo Electron's stock option program in their capacities as officers of the Corporation. Options have been granted during the period covered by the table to the named executive officers in the following Thermo Electron companies: the Corporation (designated in the table as TCK), Thermo Electron (designated in the table as TMO), Thermo BioAnalysis Corporation (designated in the table as TBA), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte Corporation (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), Thermo Trilogy Corporation (designated in the table as TRIL) and Trex Medical Corporation (designated in the table as TXM). Mr. Holt was appointed an officer of Thermo Electron in March 1996 and has been granted options to purchase common stock of Thermo Electron since that date. These options are not reported in the table as they were granted as compensation for service in a capacity other than in his capacity as the chief executive officer of the Corporation.
(3) Represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.
(4) Mr. Holt was appointed chief executive officer of the Corporation in February 1994 and vice president of Thermo Electron in March 1996 and chief operating officer, energy and environmental, of Thermo Electron in September 1998. Mr. Holt has also been responsible for certain operations of Thermo Electron since the commencement of his employment in February 1994, and a portion of his annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron in each of the fiscal years reported for the time he devoted to these responsibilities. The annual cash compensation (salary and bonus) reported in the table for Mr. Holt represents the amount paid by the Corporation for Mr. Holt's services as its chief executive officer. For each of calendar 1998, 1997 and 1996, approximately 90%, 90% and 80%, respectively, of Mr. Holt's salary earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his services as its chief executive officer. For calendar 1998, 1997 and 1996, approximately 90%, 82% and 46%, respectively, of Mr. Holt's total bonus earned in all capacities throughout the Thermo Electron organization was paid by the Corporation for his performance as the Corporation's chief executive officer.
(5) Mr. Miller was appointed vice president of the Corporation, effective as of March 23, 1998.
(6) Mr. Chatlosh is the vice president, business development of the Corporation, a position he has held since January 1996. In March 1998, the Board of Directors reorganized officer positions and functions, and Mr. Chatlosh is no longer considered an executive officer for purposes of the federal securities laws.
(7) Represents $4,500 of temporary living expenses and $15,000 of travel and relocation expenses.

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

                         Option Grants in Fiscal 1998

                                                                                  Potential Realizable
                                                                                    Value at Assumed
                                                Percent of                        Annual Rates of Stock
                                               Total Option                        Price Appreciation
                         Number of Securities   Granted to   Exercise              for Option Term (2)
                          Underlying Options   Employees in  Price Per Expiration --------------------- ---
          Name                Granted (1)      Fiscal Year     Share      Date        5%        10%
          ----           --------------------  ------------  --------- ---------- ---------- ----------
Brian D. Holt...........          --               --             --       --         --         --
Parimal S. Patel........      2,700 (TCK)          3.3%       $19.25    03/11/01  $    8,181 $   17,199
                              2,400 (TMO)          0.1% (3)   $34.50    06/02/03  $   22,872 $   50,544
                              2,900 (TMO)          0.1% (3)   $16.20    09/23/03  $   12,992 $   28,681
Floyd M. Gent...........        600 (TCK)          0.7%       $19.25    03/11/01  $    1,818 $    3,822
                                100 (TMO)         0.01% (3)   $34.50    06/02/03  $      953 $    2,106
                              2,900 (TMO)          0.1% (3)   $16.20    09/23/03  $   12,992 $   28,681
John T. Miller..........      8,000 (TCK)          9.9%       $19.23    03/23/03  $   42,480 $   93,920
                             30,000 (TCK)         36.9%       $19.23    03/23/05    $234,900 $  547,200
                              2,000 (TMO)          0.1% (3)   $37.75    03/23/03  $   20,860 $   46,100
                              4,300 (TMO)          0.2% (3)   $16.20    09/23/03  $   19,264 $   42,527
                             10,000 (TMO)          0.5% (3)   $37.75    03/23/05  $  153,700 $  358,100
                              5,000 (TRIL)        11.2%       $ 8.25    03/23/05  $   16,800 $   39,150
Randall W. Miselis......        400 (TCK)          0.5%       $19.25    03/11/01  $    1,212 $    2,548
                                100 (TMO)         0.01% (3)   $34.50    06/02/03  $      953 $    2,106
Brian D. Chatlosh.......        200 (TMO)         0.01% (3)   $34.50    06/02/03  $    1,906 $    4,212

--------
(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1998 to the named executive officers to purchase the common stock of the Corporation (designated in the table as TCK), Thermo Electron (TMO) and Thermo Trilogy Corporation (TRIL). All of the options granted during the fiscal year are immediately exercisable at the date of grant, except options to purchase shares of Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under
    Section 12 of the Securities Exchange Act of 1934 (the "Exchange Act") and
    (ii) nine years after the grant date. In all cases, the shares acquired upon exercise are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by the Corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a one- to five-year period, depending on the option term, which may vary from three to seven years, provided the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date. The granting corporation may permit the holders of such options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation.
(2) The amounts shown in this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the granting corporation, the optionee's continued employment through the option period and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo Electron and, accordingly, are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.

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

  Aggregated Option Exercised In Fiscal 1998 And Fiscal 1998 Year-end Option
                                    Values

                                                                         Number of
                                                                        Unexercised
                                                                     Options at Fiscal      Value of
                                              Shares                      Year-End         Unexercised
                                            Acquired on    Value       (Exercisable/      In-the-money
          Name                Company        Exercise   Realized (1) Unexercisable) (2)      Options
          ----                -------       ----------- ------------ ------------------ -----------------
Brian D. Holt (3)...     Thermo Ecotek           --           --     210,000 /0         $1,517,850 /--
                         Thermo Electron         --           --     138,750 /0     (4) $        0 /--
                         Thermo BioAnalysis      --           --       2,000 /0         $    1,250 /--
                         Thermo Fibergen         --           --       2,000 /0         $        0 /--
                         ThermoLase              --           --       5,000 /0         $        0 /--
                         ThermoLyte              --           --           0 /2,000             -- /$0(5)
                         Thermo Optek            --           --       6,000 /0         $        0 /--
                         ThermoQuest             --           --       6,000 /0         $        0 /0
                         Thermo Sentron          --           --       2,000 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /40,000            -- /$0(5)
                         Trex Medical            --           --       4,000 /0         $        0 /--
Parimal S. Patel........ Thermo Ecotek         3,750      $52,500     41,000 /0         $  243,713 /--
                         Thermo Electron       5,212      $91,109     29,712 /0     (4) $    2,702 /--
                         Thermo Fibergen         --           --       2,700 /0         $   12,150 /--
                         ThermoTrex            1,080      $20,034         -- /--                -- /--
                         Thermo Trilogy          --           --           0 /2,500             -- /$0(5)
Floyd M. Gent........... Thermo Ecotek         7,500      $85,313     53,100 /0         $  492,188 /--
                         Thermo Electron         --           --      33,100 /0         $        0 /--
                         Thermo Trilogy          --           --          -- /2,500             -- /$0(5)
Brian D. Chatlosh....... Thermo Ecotek        12,750      $70,892     28,500 /0         $  206,738 /--
                         Thermo Electron         --           --      20,050 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /10,000            -- /$0(5)
John T. Miller.......... Thermo Ecotek           --           --      38,000 /0         $        0 /--
                         Thermo Electron         --           --      16,300 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /5,000             -- /$0(5)
Randall W. Miselis...... Thermo Ecotek           --           --      45,500 /0         $  300,226 /--
                         Thermo Electron         --           --      15,100 /0         $        0 /--
                         Thermo Trilogy          --           --           0 /2,500             -- /$0(5)

--------
(1) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(2) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase shares of ThermoLyte Corporation and Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under Section 12 of the Exchange Act and (ii) nine years after the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting corporation at the exercise price if the optionee ceases to be employed by such corporation or another Thermo Electron company. The granting corporation may exercise its repurchase rights within six months after the termination of the optionee's employment. For publicly traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from three to twelve years, provided that the optionee continues to be employed by the Corporation or another Thermo Electron company. For companies that are not publicly traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. Certain options granted as part of Thermo Electron's stock option program have three-year terms, and the repurchase rights lapse in their entirety on the second anniversary of the grant date.
(3) As an officer of Thermo Electron, Mr. Holt also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Corporation. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Corporation.
(4) Options to purchase 67,500 and 15,000 shares of the common stock of Thermo Electron granted to Mr. Holt and Mr. Patel, respectively, are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date.
(5) No public market existed for the shares as of October 3, 1998. Accordingly, no value in excess of the exercise price has been attributed to these options.

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

  In 1998, Thermo Electron authorized an executive retention agreement with each of Brian D. Holt, Floyd M. Gent and John T. Miller. These agreements provide that in the event the individual's employment is terminated within 18 months after a change in control, the individual would be entitled to a lump sum payment equal to the sum of (a) in the case of Mr. Holt, two times, and in the case of Mr. Gent and Mr. Miller, one times, the individual's highest annual base salary in any 12 months period during the prior five year period, plus (b) in the case of Mr. Holt, two times, and in the case of Mr. Gent and Mr. Miller, one times, the individual's highest annual bonus in any 12 month period during the prior five year period. In addition, the individual would be provided benefits for a period of, in the case of Mr. Holt two years, and in the case of Mr. Gent and Mr. Miller, one year, after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if the individual was not terminated. The individual would also be entitled to all other compensation due to the individual from the Corporation through the date of termination. Further, all options that the individual holds in Thermo Electron and its subsidiaries, including the Corporation, would become fully vested as of the date of the change in control. Finally, the individual would be entitled to a cash payment equal to, in the case of Mr. Holt, $20,000, and in the case of Mr. Gent and Mr. Miller, $15,000, to be used toward outplacement services. These executive retention agreements supercede and replace any and all prior severance arrangements which these individuals had with Thermo Electron.

  Assuming that the severance benefits would have been payable as of January 1, 1999 the lump sum salary and bonus payment under such agreement to Mr. Holt, Mr. Gent and Mr. Miller, would have been approximately $1,040,000, $234,500 and $235,000, respectively. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended, the individuals would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

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

Tax Allocation Agreement

  The Corporation and Thermo Electron have a Tax Allocation Agreement ("Tax Allocation Agreement") under which the Corporation is included in the consolidated federal and certain state income tax returns filed by Thermo Electron. The Tax Allocation Agreement provides that Thermo Electron charges or pays the Corporation amounts based on the Corporation's relative contribution to Thermo Electron's tax liability. If in any year the Corporation incurs a loss or generates a tax credit, Thermo Electron shall pay the Corporation the amount of such benefit realized by Thermo Electron attributable to such loss or tax credit on the earlier of (i) the year in which the Corporation would have obtained a tax benefit from such loss or tax credit if the Corporation had filed separate federal income tax returns or
(ii) the year in which the applicable carry-forward period with respect to such loss or tax credit expires. As of October 3, 1998, the aggregate net amount due from the Corporation to Thermo Electron pursuant to the Tax Allocation Agreement is $2,500,000.

Miscellaneous

  Thermo Electron currently beneficially owns approximately 94% of the outstanding shares of Common Stock. On May 6, 1998, Thermo Electron converted its 4.0% Subordinated Convertible Debentures due January 2001 in the aggregate principal amount of $68.5 million into 10,821,485 shares of Common Stock at a conversion rate of $6.33 per share.

  At October 3, 1998, the Corporation owed Thermo Electron and its other subsidiaries an aggregate of approximately $39,000 for amounts due under the Corporate Services Agreement and related administrative charges and for miscellaneous items excluding amounts owed under the Tax Allocation Agreement, net of amounts owed to the Corporation for miscellaneous items. The largest amount of net indebtedness owed by the Corporation to Thermo Electron and its other subsidiaries since September 27, 1997, was approximately $39,000. These amounts do not bear interest and are expected to be paid in the normal course of business.

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

  In December 1997 and March 1998, Thermo Trilogy Corporation, a subsidiary of the Corporation, ("Thermo Trilogy") completed private placements of an aggregate of 1,942,821 shares primarily to outside investors of minority investments in its common stock. In connection with Thermo Trilogy's private placement of its shares of common stock in March 1998, Thermo Trilogy and Thermo Electron entered into a placement agreement with KSH Investment Group, Inc. ("KSH") to act as placement agent on behalf of Thermo Trilogy. KSH received a placement agent fee of approximately $387,050 representing 6% of the gross proceeds from the sale of shares of Thermo Trilogy common stock in the March 1998 private placement to investors introduced to Thermo Trilogy by KSH. KSH is a privately held investment banking firm of which John C. Hatsopoulos is a shareholder and managing director. John C. Hatsopoulos is the son of John N. Hatsopoulos, a director of the Corporation. John C. Hatsopoulos received a portion of this placement agent fee equal to $16,750.

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