Form 10-Q
period 1999-04-03
THERMO ECOTEK CORP
filed 1999-05-07
CIK 864960

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                            Outstanding at April 30, 1999
  Common Stock, $.10 par value                         35,949,152



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 37,317    $41,371
 Restricted funds                                                                       11,822     24,536
 Accounts receivable and unbilled revenues                                              42,834     45,792
 Inventories:
   Raw materials and supplies                                                           16,417     13,843
   Work in process                                                                       2,779      2,802
   Finished goods                                                                        8,482      6,995
 Prepaid income taxes                                                                   11,724     11,724
 Other current assets                                                                    4,538      2,335
                                                                                      --------   --------

                                                                                       135,913    149,398
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                404,376    389,553
 Less:  Accumulated depreciation and amortization                                      100,116     87,623
                                                                                      --------   --------

                                                                                       304,260    301,930
                                                                                      --------   --------

Long-term Available-for-sale Investments, at Quoted Market Value                         6,376      8,502
 (amortized cost of $8,504)
                                                                                      --------   --------

Restricted Funds                                                                        30,864     26,177
                                                                                      --------   --------

Other Assets                                                                            20,487     19,104
                                                                                      --------   --------

                                                                                      $497,900   $505,111
                                                                                      ========   ========




                            THERMO ECOTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3, October 3,
(In thousands except share amounts)                                                       1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current portion of long-term obligations                           $ 43,411    $28,032
 Accounts payable                                                                       13,142     10,775
 Lease obligations payable                                                               1,545      1,648
 Accrued income taxes                                                                    4,412      5,378
 Other accrued expenses                                                                 14,443     17,530
 Due to parent company                                                                   2,096      2,446
                                                                                      --------   --------

                                                                                        79,049     65,809
                                                                                      --------   --------

Long-term Obligations:
 Nonrecourse tax-exempt obligations                                                     15,500     33,700
 Subordinated convertible debentures (includes $2,826 due to parent                     46,770     47,400
   company in fiscal 1999)
 Capital lease obligations                                                                   -     12,346
                                                                                      --------   --------

                                                                                        62,270     93,446
                                                                                      --------   --------

Deferred Income Taxes                                                                   59,095     56,571
                                                                                      --------    -------

Other Deferred Items                                                                    29,885     25,216
                                                                                      --------    -------

Minority Interest                                                                       14,606     14,437
                                                                                      --------    -------

Shareholders' Investment:
 Common stock, $.10 par value, 50,000,000 shares authorized; 37,869,248                  3,787      3,782
   and 37,822,789 shares issued
 Capital in excess of par value                                                        176,077    175,673
 Retained earnings                                                                     103,066     98,802
 Treasury stock at cost, 1,920,096 and 1,944,179 shares                                (28,367)   (28,735)
 Deferred compensation                                                                     (59)         -
 Accumulated other comprehensive items (Note 2)                                         (1,509)       110
                                                                                      --------    -------

                                                                                       252,995    249,632
                                                                                      --------   --------

                                                                                      $497,900   $505,111
                                                                                      ========   ========






The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $47,330    $47,207
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $1,324 and $1,443 to related parties)                       36,761     33,645
 Selling, general, and administrative expenses (includes $379 and $378                   6,462      6,695
   to related parties)
 Research and development expenses                                                         682        792
                                                                                       -------     ------

                                                                                        43,905     41,132
                                                                                       -------     ------

Operating Income                                                                         3,425      6,075

Interest Income                                                                            833        830
Interest Expense (includes $7 and $685 to parent company)                               (1,504)    (3,147)
Gain on Issuance of Stock by Subsidiary                                                      -      2,214
Equity in Earnings of Joint Venture                                                         53         80
                                                                                       -------     ------

Income Before Provision for Income Taxes and Minority Interest                           2,807      6,052
Provision for Income Taxes                                                                 750      1,283
Minority Interest Expense                                                                  303        571
                                                                                       -------     ------

Net Income                                                                             $ 1,754     $4,198
                                                                                       =======     ======

Earnings per Share (Note 3):
 Basic                                                                                 $   .05     $  .17
                                                                                       =======     ======

 Diluted                                                                               $   .05     $  .13
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  35,944     24,509
                                                                                       =======     ======

 Diluted                                                                                36,194     39,067
                                                                                       =======     ======












The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $92,391    $95,016
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $2,725 and $2,966 to related parties)                       70,309     65,040
 Selling, general, and administrative expenses (includes $739 and $856                  12,861     11,672
   to related parties)
 Research and development expenses                                                       1,246      1,389
                                                                                       -------     ------

                                                                                        84,416     78,101
                                                                                       -------     ------

Operating Income                                                                         7,975     16,915

Interest Income                                                                          1,596      2,370
Interest Expense (includes $7 and $1,370 to parent company)                             (3,395)    (6,768)
Gain on Issuance of Stock by Subsidiary                                                      -      6,269
Equity in Earnings of Joint Venture                                                         75        123
                                                                                       -------     ------

Income Before Provision for Income Taxes and Minority Interest                           6,251     18,909
Provision for Income Taxes                                                               1,818      4,609
Minority Interest Expense                                                                  169        844
                                                                                       -------     ------

Net Income                                                                             $ 4,264    $13,456
                                                                                       =======    =======

Earnings per Share (Note 3):
 Basic                                                                                 $   .12     $  .55
                                                                                       =======     ======

 Diluted                                                                               $   .12     $  .38
                                                                                       =======     ======

Weighted Average Shares (Note 3):
 Basic                                                                                  35,935     24,460
                                                                                       =======     ======

 Diluted                                                                                36,220     39,261
                                                                                       =======     ======












The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $  4,264    $13,456
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                        13,444     11,396
   Increase in deferred income taxes                                                     3,354      4,599
   Minority interest expense                                                               169        844
   Gain on issuance of stock by subsidiary                                                   -     (6,269)
   Changes in current accounts, excluding the effect of acquisition:
     Restricted funds                                                                   12,714      6,350
     Accounts receivable and unbilled revenues                                           2,596     (3,533)
     Inventories                                                                        (4,212)      (918)
     Other current assets                                                               (2,268)    (1,019)
     Accounts payable                                                                    2,801      1,411
     Lease obligations payable                                                            (301)      (302)
     Due to parent company                                                                (350)       (83)
     Other current liabilities                                                          (3,914)    (1,523)
                                                                                      --------    -------

       Net cash provided by operating activities                                        28,297     24,409
                                                                                      --------    -------

Investing Activities:
 Acquisition, net of cash acquired                                                           -    (19,100)
 Purchases of property, plant, and equipment                                           (14,474)   (25,742)
 Funding of long-term restricted funds                                                  (4,687)      (552)
 Increase in other deferred items                                                        4,867      4,567
 Increase in other assets                                                               (2,813)      (270)
                                                                                      --------    -------

       Net cash used in investing activities                                           (17,107)   (41,097)
                                                                                      --------    -------

Financing Activities:
 Repayment of long-term obligations                                                    (14,200)   (18,400)
 Payments under capital lease obligations                                               (6,959)    (6,298)
 Increase in short-term borrowings                                                       5,992          -
 Net proceeds from issuance of Company and subsidiary common stock                          88     15,044
 Purchases of Company common stock                                                           -    (10,248)
 Contribution from minority partner                                                        754          -
 Distribution to minority partner                                                         (753)      (533)
                                                                                      --------    -------

       Net cash used in financing activities                                           (15,078)   (20,435)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                              (166)        48
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (4,054)   (37,075)
Cash and Cash Equivalents at Beginning of Period                                        41,371     83,540
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $ 37,317    $46,465
                                                                                      ========    =======


                            THERMO ECOTEK CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Noncash Activities:
 Fair value of assets of acquired company                                             $      -    $20,025
 Cash paid for acquired company                                                              -    (19,100)
                                                                                      --------    -------

   Liabilities assumed of acquired company                                            $      -    $   925
                                                                                      ========    =======

 Conversion of subordinated convertible debentures                                    $    630    $ 8,553
                                                                                      ========    =======





































The accompanying notes are an integral part of these consolidated financial statements.

                   Notes to Consolidated Financial Statements
1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, the results of operations for the three- and six-month periods ended April 3, 1999, and April 4, 1998, and the cash flows for the six-month periods ended April 3, 1999, and April 4, 1998. The Company's results of operations for the six-month periods ending April 3, 1999, and April 4, 1998, include 26 weeks and 27 weeks, respectively. Prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosures of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. During the second quarter of fiscal 1999 and 1998, the Company's comprehensive income totaled $1.6 million and $4.0 million, respectively. During the first six months of fiscal 1999 and 1998, the Company's comprehensive income totaled $2.7 million and $14.8 million, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended      Six Months Ended
                                                               April 3,    April 4,   April 3,   April 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                       $1,754     $ 4,198     $4,264     $13,456
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          35,944      24,509     35,935      24,460
                                                                 ------     -------     ------     -------

Basic Earnings per Share                                         $  .05     $   .17     $  .12     $   .55
                                                                 ======     =======     ======     =======




3.    Earnings per Share (continued)

                                                                Three Months Ended        Six Months Ended
                                                               April 3,    April 4,   April 3,   April 4,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income                                                       $1,754     $ 4,198     $4,264     $13,456
Effect of:
 Convertible debentures                                               -         790          -       1,579
 Majority-owned subsidiary's dilutive securities                      -          (2)         -          (4)
                                                                 ------     -------     ------     -------

Income Available to Common Shareholders, as Adjusted             $1,754     $ 4,986     $4,264     $15,031
                                                                 ------     -------     ------     -------

Weighted Average Shares                                          35,944      24,509     35,935      24,460
Effect of:
 Convertible debentures                                             134      14,192        148      14,458
 Stock options                                                      116         366        137         343
                                                                 ------     -------     ------     -------

Weighted Average Shares, as Adjusted                             36,194      39,067     36,220      39,261
                                                                 ------     -------     ------     -------

Diluted Earnings per Share                                       $  .05     $   .13     $  .12     $   .38
                                                                 ======     =======     ======     =======

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 312,600 of such options outstanding, with exercise prices ranging from $11.93 to $19.33 per share. In addition, the computation of diluted earnings per share for the three- and six-month periods ended April 3, 1999, excludes the effect of assuming the conversion of $45.0 million principal amount of 4.875% subordinated convertible debentures, convertible at $16.50 per share, because the effect would be antidilutive.

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

Overview

      The Company reports its results in two business segments. The Energy segment operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating
Companies) and also operates a subbituminous-coal beneficiation facility (the
K-Fuel Facility) and a natural gas business (Star Natural Gas). The Biopesticide segment manufactures and sells biopesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.


Overview (continued)

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

      The Company has also entered the field of engineered clean fuels through a limited partnership agreement with KFx, Inc. The Company is a 95% partner in a partnership established to develop, construct, and operate a subbituminous-coal beneficiation facility using the patented K-Fuel technology licensed from KFx.
This facility, located near Gillette, Wyoming, uses the K-Fuel technology, which transforms low-energy, high-moisture coal into low-moisture, high-energy fuel with reduced sulfur. A tax credit per ton of fuel produced and sold is available with respect to qualifying alternative fuels from a facility placed in service before June 30, 1998, pursuant to a binding written contract in effect before December 31, 1996. The economic returns of the K-Fuel Facility primarily result from tax credits on the facility's production of K-Fuel. The Company expects that the K-Fuel Facility will report operating losses for financial reporting purposes.

      The Company has expanded its energy operations into international markets and has begun business-development efforts in Italy and the Czech Republic. In
January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture, indirectly acquired a majority interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic (the Czech
Republic operations). The Company completed the expansion of the 12-megawatt facility to 50-megawatt capacity in March 1999. The cost of business-development efforts may increase as the Company expands into these markets due to increased complexity inherent in foreign development. In addition, the amount of cash required to fund equity investments is expected to increase, due to the financing requirements of lenders in foreign markets.

      During fiscal 1998, the Company established its Star Natural Gas subsidiary in Dallas, Texas, to pursue opportunities in the natural gas gathering, processing, storage, and marketing business.

      Thermo Trilogy's biopesticide products include botanical extracts from the seed of the tropical neem tree, microbial-based pesticides (fungal-based insecticides and fungicides, bacterial-based insecticides, baculovirus, and beneficial nematodes), insect pheromone-based products such as traps and lures, and disease-free sugar cane planting stock. These biopesticide products are used as alternatives or complements to conventional chemical-based pest-control technologies. In November 1997, Thermo Trilogy acquired the sprayable bacillus thuringiensis (Bt) biopesticide business of Novartis AG and its affiliates (the
Bt business). Whereas Thermo Trilogy currently markets its products predominantly for use in the northern hemisphere, where the growing season generally runs from March to October, Thermo Trilogy generally earns a disproportionately high share of its income in its third and fourth fiscal quarters.

        Since its inception, the Company has derived a substantial majority of its revenue from the development, construction, and operation of biomass-powered electric-generation facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in the fourth quarter of fiscal
1999, as discussed in Results of Operations below. In anticipation of this decline, the Company may explore other options for its biomass facilities, including disposal or repowering. In addition, within the next few years, the Company expects a substantial portion of its revenues to be derived from new business ventures in clean power resources, natural gas gathering and storage, and biopesticides. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, natural gas gathering and storage projects, and its



Overview (continued)

biopesticide business. The Company has had limited prior experience in the repowering of power plants and the development and sale of clean fuels, and there can be no assurance that the Company will be able to successfully develop, market, or sell its products and services in these areas. The Company's future success will depend significantly on its ability to develop, introduce, and integrate new products and services in these areas. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company to implement these strategies would have a material adverse effect on the Company's business, financial condition, and results of operations.

Results of Operations

Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998

      Total revenues were $47.3 million and $47.2 million in the second quarter of fiscal 1999 and 1998, respectively. Revenues from the Energy segment increased to $41.0 million in the second quarter of fiscal 1999 from $39.2 million in the second quarter of fiscal 1998. The increase was primarily due to higher contractual energy rates at the Company's Delano, Gorbell, and Whitefield facilities. Effective on various dates in fiscal 1998, contractual energy rate increases ceased at the Company's four California energy facilities.

      Revenues at Thermo Trilogy decreased to $6.3 million in the second quarter of fiscal 1999 from $8.0 million in the second quarter of fiscal 1998. The decrease was primarily due to sales of $2.2 million of Bt products in the second quarter of fiscal 1998 under a transition agreement that expired in February
1998, during which Thermo Trilogy shifted its Bt business distribution network from Novartis' in-country direct sales force to an indirect network of distributors.

      The gross profit margin decreased to 22% in the second quarter of fiscal
1999 from 29% in the second quarter of fiscal 1998. The gross profit margin for the Energy segment decreased to 19% in fiscal 1999 from 26% in fiscal 1998, primarily due to $4.3 million of operating losses at the Company's K-Fuel
Facility, which was placed in service in April 1998. As discussed in the Overview, the economic returns expected from this facility arise from tax benefits and the facility is expected to report pre-tax operating losses. The gross profit margin for Thermo Trilogy increased to 41% in the second quarter of fiscal 1999 from 37% in the second quarter of fiscal 1998, primarily due to improved margins on Thermo Trilogy's Bt products.

      The power-sales agreements for the Company's Mendota, Woodland, and Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require the utilities involved to purchase the power output of the projects at fixed rates until a certain deadline. In the case of Mendota and Woodland, Pacific Gas & Electric (PG&E) is required to purchase power at fixed rates until January and February 2000, respectively. In the case of the Delano plants, Southern California Edison (SCE) is required to purchase power at fixed rates until September 2000. However, with respect to Mendota and Woodland, PG&E has asserted that the fixed rates under its agreements will terminate in June and July 1999, respectively, although the Company disputes this assertion.
Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost, as determined from time to time by the California Public Utility Commission). Avoided cost is determined pursuant to a formula that is intended to estimate the price that the utility would, but for its contract with the power producer, be paying for the same amount of energy. The rate fluctuates with the price of fuels and certain other factors. At present, the avoided cost is substantially lower than the payments currently being made by PG&E and SCE to the Company under the fixed-rate portions of their contracts. In addition, although it is difficult to predict future levels of avoided costs, based on current estimates, avoided cost is expected to be substantially lower in 2000 than the rates currently being paid by PG&E and SCE under their fixed-rate contracts. The Company expects that, at current avoided cost rates, absent sufficient reductions in fuel prices and other operating costs, the Company's Mendota plant would operate at substantially reduced operating income levels or at a


Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998 (continued)

loss beginning in fiscal 2000. In addition, although the Company expects that its Delano facilities will continue to have positive cash flow in the first quarter of fiscal 2001 and thereafter, the facilities will operate at substantial operating losses at that time. In fiscal 1998, the Mendota and Delano plants' operating income was approximately $10.0 million and $33.0 million, respectively. Further, if the Woodland plant were to operate at projected avoided cost levels, substantial losses would result, primarily due to nonrecourse lease obligations that extend beyond 2000. Absent sufficient reductions in fuel prices and other operating costs, under such circumstances the Company would draw down power reserve funds to cover operating cash shortfalls and then, should such funds be depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant.
During the first quarter of fiscal 1997, the Company began recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000.
Consequently, the results of the Woodland plant were reduced to approximately breakeven thereafter. If PG&E ultimately prevails in its assertion that its obligation to pay fixed rates ends in mid-1999, and if the Company is unsuccessful in renegotiating the terms of its lease or its power purchase agreement with PG&E, the Company's investment in its Woodland operating assets could be impaired by approximately $3 - $5 million, based on projected cash flows. This impairment, and the operating losses that would arise in the fourth quarter of fiscal 1999 and thereafter if the Woodland facility's operating costs exceeded its revenues, would adversely affect the Company's future results of operations. In anticipation of these expected declines in revenues and operating income, the Company may explore other options for its biomass facilities, including disposal or repowering.

      The Company began reporting the K-Fuel Facility's results of operations in April 1998. Although the facility is operating and producing commercially salable product, the Company has encountered difficulties in optimizing its performance to achieve optimal and sustained operation. The Company continues to experience operational problems relating to tar and fines residue build-up within the system during production and other product-quality issues related to product dusting. Although the Company continues to explore solutions to these problems, the Company does not intend to provide significant amounts of additional capital to implement operational solutions. If any proposed solutions do require significant amounts of additional capital, the Company may pursue alternatives including but not limited to seeking alternative sources of capital, such as another partner; reducing the expected output of the facility;
or terminating its participation in the partnership by selling the facility or its partnership interest. Given the operating history of the facility, any of these alternatives could have a material adverse effect on the Company's financial position and results of operations. The net book value of the K-Fuel
Facility at April 3, 1999, was $66.6 million. Because the technology being developed is new and untested, no assurance can be given that other difficulties will not arise or that the Company will be able to correct these problems. The
Company is involved in a dispute with the primary construction contractor regarding the withholding of payments under the construction contracts. The
Company believes that the K-Fuel Facility's continuing operational problems are largely related to deficient design and construction and has filed a counterclaim against the contractor for damages.

      Selling, general, and administrative expenses as a percentage of revenues were unchanged at 14% in the second quarter of fiscal 1999 and 1998.

      Research and development expenses decreased slightly to $0.7 million in the second quarter of fiscal 1999 from $0.8 million in the second quarter of fiscal 1998, and represent Thermo Trilogy's ongoing new-product development.

      Interest income was unchanged at $0.8 million in the second quarter of fiscal 1999 and 1998. An increase in interest income due to cash provided by the Company's operations was offset by a decrease in invested balances due to cash expended for the expansion of the Czech Republic operations, the repurchase of Company common stock, construction of the K-Fuel Facility, and the purchase of power-generation facilities and related sites in California.




Second Quarter Fiscal 1999 Compared With Second Quarter Fiscal 1998 (continued)

      Interest expense decreased to $1.5 million in the second quarter of fiscal
1999 from $3.1 million in the second quarter of fiscal 1998. The decrease was primarily due to lower outstanding debt related to the Company's Delano and Mendota plants and, to a lesser extent, the conversion by Thermo Electron of $68.5 million principal amount of the Company's 4% subordinated convertible debentures in May 1998.

      During the second quarter of fiscal 1998, the Company recorded a gain of $2.2 million from the issuance of Thermo Trilogy common stock.

      Equity in earnings of joint venture represents the Company's proportionate share of earnings from a joint venture.

      The effective tax rate increased to 27% in the second quarter of fiscal
1999 from 21% in the second quarter of fiscal 1998. The effective tax rate in fiscal 1999 was below the statutory federal income tax rate primarily due to tax credits earned from the production of K-Fuel and the exclusion of income taxed directly to a minority partner, offset in part by state income taxes. The effective tax rate in fiscal 1998 was below the statutory federal tax rate due to the nontaxable gain on issuance of stock by subsidiary and the exclusion of income taxed directly to a minority partner, offset in part by state income taxes.

      Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company and the minority shareholders' proportionate share of Thermo Trilogy's results.

First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998

      Total revenues decreased to $92.4 million in the first six months of fiscal 1999 from $95.0 million in the first six months of fiscal 1998. Revenues from the Energy segment increased to $81.4 million in fiscal 1999 from $80.6 million in fiscal 1998. Revenues increased $2.5 million due to the inclusion of six months of revenues from the Czech Republic operations, compared to three months in fiscal 1998. This increase was offset in part by lower revenues as a result of unplanned outages at two of the Company's California facilities due to mechanical problems in the first quarter of fiscal 1999.

      Revenues at Thermo Trilogy decreased to $11.0 million in the first six months of fiscal 1999 from $14.4 million in the first six months of fiscal 1998.
The decrease was primarily due to sales of $4.1 million of Bt products in fiscal
1998 under a transition agreement that expired in February 1998, during which Thermo Trilogy shifted its Bt business distribution network from Novartis' in-country direct sales force to an indirect network of distributors.

      The gross profit margin decreased to 24% in the first six months of fiscal
1999 from 32% in the first six months of fiscal 1998. The gross profit margin for the Energy segment decreased to 22% in fiscal 1999 from 30% in fiscal 1998, primarily for the reason discussed in the results of operations for the second quarter. During the first six months of fiscal 1999, operating losses at the K-Fuel Facility totaled $7.5 million. The gross profit margin for Thermo Trilogy decreased to 39% in the first six months of fiscal 1999 from 40% in the first six months of fiscal 1998, primarily due to decreased revenues.

        Selling, general, and administrative expenses as a percentage of revenues increased to 14% in the first six months of fiscal 1999 from 12% in the first six months of fiscal 1998, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Star Natural Gas and the K-Fuel Facility.

      Research and development expenses decreased to $1.2 million in the first six months of fiscal 1999 from $1.4 million in the first six months of 1998, primarily due to reduced field testing of Thermo Trilogy's products in development.



First Six Months Fiscal 1999 Compared With First Six Months Fiscal 1998 (continued)

      Interest income decreased to $1.6 million in the first six months of fiscal 1999 from $2.4 million in the first six months of fiscal 1998. The decrease was primarily due to lower average invested balances due to cash expended for the acquisition and expansion of the Czech Republic operations, the acquisition of the Bt business, the repurchase of Company common stock, construction of the K-Fuel Facility, and the purchase of power-generation facilities and related sites in California.

      Interest expense decreased to $3.4 million in the first six months of fiscal 1999 from $6.8 million in the first six months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the second quarter.

      During the first six months of fiscal 1998, the Company recorded a gain of $6.3 million from the issuance of Thermo Trilogy common stock.

      Equity in earnings of joint venture represents the Company's proportionate share of earnings from a joint venture.

      The effective tax rate increased to 29% in the first six months of fiscal
1999 from 24% in the first six months of fiscal 1998. The effective tax rate in fiscal 1999 was below the statutory federal income tax rate primarily due to tax credits earned from the production of K-Fuel and the exclusion of income taxed directly to a minority partner, offset in part by state income taxes. The effective tax rate in fiscal 1998 was below the statutory federal tax rate due to the nontaxable gain on issuance of stock by subsidiary and the exclusion of income taxed directly to a minority partner, offset in part by state income taxes.

      Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating Company and the minority shareholders' proportionate share of Thermo Trilogy's results.

Liquidity and Capital Resources

      Working capital was $56.9 million at April 3, 1999, compared with $83.6 million at October 3, 1998. The Company had cash, cash equivalents, and current restricted funds of $49.1 million at April 3, 1999, compared with $65.9 million at October 3, 1998. Current restricted funds held in trust pursuant to certain lease and debt agreements totaled $11.8 million and $24.5 million at April 3, 1999, and October 3, 1998, respectively. In addition, cash and cash equivalents in the accompanying balance sheet include $11.0 million and $12.0 million at April 3, 1999, and October 3, 1998, respectively, which are restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Further, until such time, if ever, as projections of avoided costs change, all cash flows from the Woodland Operating Company, other than cash required for tax distributions, will be restricted from distribution to the Company. During the first six months of fiscal 1999, the Company's operating activities provided cash and restricted funds of $15.6 million. Cash provided by the Company's operations and a seasonal decrease in accounts receivable of $2.6 million was offset in part by $4.2 million of cash used to fund an increase in inventories, primarily in anticipation of increased product demand at Thermo Trilogy.

      During the first six months of fiscal 1999, the Company's investing activities used $17.1 million of cash. The Company, through its Limited
Partnership Agreement with KFx Wyoming, Inc., expended $4.7 million for additions to the K-Fuel Facility in an effort to resolve operational problems at the plant. The Company has also completed construction on a 50-megawatt expansion at the Czech Republic operations and expended $8.4 million for construction costs in the first six months of fiscal 1999. In addition, the Company expended $1.4 million on other capital expenditures during the first six months of fiscal 1999. The Company expects to make capital expenditures of approximately $17.0 million during the remainder of fiscal 1999, including $8.6 million for the purchase of two gas processing facilities and one gas gathering system.



Liquidity and Capital Resources (continued)

      During the first six months of fiscal 1999, the Company's financing activities used cash of $21.1 million, primarily for the repayment of long-term obligations and payments under capital lease obligations related to three of its California plants.

      The Company has completed the expansion project of its Czech Republic operations. The cost of the acquisition and expansion of this facility was approximately $32 million. Although the Company has provided all of the funding to date, the Company expects that approximately 50% of the total cost will ultimately be funded by bank financing. The Company has received preliminary approval for the issuance of grant funds by the Italian Ministry of Treasury sufficient to cover approximately 30% of the cost of constructing two biomass-powered, electric-generating plants in Italy. If the Company proceeds with construction, it may be obligated to provide up to $30 million towards construction of the facilities during fiscal 1999 and 2000. While the Company does not currently have any firm available credit facilities, it does not expect to require funding for currently existing operations in the foreseeable future, with the exception of the financing required for the expansion project at its Czech Republic operations. The Company is in the early stages of developing projects in Southern California, Florida, and Germany. Equity investments required by the Company for these development efforts, if successful, are uncertain, but may be significant. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant additional funds from time to time to meet project development requirements, including the funding of equity investments, and to complete acquisitions. As the Company acquires, invests in, or develops future plants, the Company expects to finance them with nonrecourse debt, internal funds, additional equity financing, or through borrowings from third parties or Thermo Electron. Although Thermo Electron has expressed its willingness to provide funds to the Company on a short-term basis to help finance acquisitions and equity investments in future projects, the Company has no agreements with Thermo Electron or third parties that assure funds will be available on acceptable terms, or at all.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, customers, and vendors to determine their year 2000 compliance status; and (iii) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 75% complete as of April 3, 1999.
The Company is also upgrading its hardware and software relating to plant control operations at each of its facilities and, to date, has completed such upgrades at five of its eight U.S. facilities. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by October 31, 1999. For phase three of the program, the Company will continue ongoing testing of its critical internal business systems and facilities in an effort to ensure that no operating disruptions due to year 2000 issues occur.



Year 2000 (continued)

      The Company is continuing its process of identifying and assessing the year 2000 readiness of key suppliers, vendors, and customers that are believed to be significant to the Company's business operations, including its most significant electric utility customers. As part of this ongoing effort, the Company has developed and distributed questionnaires requesting year 2000 compliance information from its significant suppliers, vendors, and customers.
To date, no significant supplier, vendor, or customer has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is actively contacting and working with its significant suppliers, vendors, and customers to verify the information that has been provided. The Company has placed increased focus on any significant supplier, vendor, or customer that either does not respond to the Company's questionnaire or, from information provided, is considered to be lacking in its year 2000 compliance effort. The Company has completed its assessment of significant vendors, suppliers, and customers and is proceeding with its efforts to assess all other third-party risks. The Company has developed and implemented internal systems and procedures to monitor the response of its significant suppliers, vendors, and customers regarding the state of their year 2000 compliance readiness.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan includes identifying and securing other suppliers and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

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

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers, vendors, or customers experience business disruptions due to the year
2000 issue and, with respect to suppliers and vendors, are unable to provide materials and services to the Company on time and, with respect to customers, may result in their inability to accept power produced. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

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


Year 2000 (continued)

2000 issues, the Company might also be materially adversely affected. If any of the countries in which the Company operates experience significant year 2000 disruption, the Company could also be materially adversely affected. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in equity prices, foreign currency exchange rates, and interest rates has not changed materially from its exposure at fiscal year-end 1998.

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On March 10, 1999, at the Annual Meeting of Shareholders, the shareholders elected seven directors to a one-year term expiring in 2000. The directors elected at the meeting were: Mr. Jerry P. Davis, Dr. George N. Hatsopoulos, Mr.
John N. Hatsopoulos, Mr. Brian D. Holt, Mr. Frank Jungers, Mr. William A.
Rainville, and Dr. Susan F. Tierney. Mr. Davis received 33,928,237 shares voted in favor of his election and 29,857 shares voted against. Dr. Hatsopoulos received 33,928,206 shares voted in favor of his election and 29,888 shares voted against. Mr. Hatsopoulos received 33,928,236 shares voted in favor of his election and 29,858 shares voted against. Mr. Holt received 33,928,067 shares voted in favor of his election and 30,027 shares voted against. Mr. Jungers received 33,928,216 shares voted in favor of his election and 29,878 shares voted against. Mr. Rainville received 33,928,246 shares voted in favor of his election and 29,848 shares voted against. Dr. Tierney received 33,928,396 shares voted in favor of her election and 29,698 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      None.



                                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of May 1999.

                                          THERMO ECOTEK CORPORATION



                                          /s/ Paul F. Kelleher
                                          -------------------------
                                          Paul F. Kelleher
                                          Chief Accounting Officer



                                          /s/ Theo Melas-Kyriazi
                                          -------------------------
                                          Theo Melas-Kyriazi
                                          Chief Financial Officer



                                              EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   27          Financial Data Schedule.