Form 10-Q
period 1999-07-03
THERMO ECOTEK CORP
filed 1999-08-12
CIK 864960

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[   X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarter Ended July 3, 1999

[     ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                         Commission File Number 1-13572

                            THERMO ECOTEK CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                          04-3072335
(State or other jurisdiction
of incorporation or organization)       (I.R.S. Employer Identification No.)

245 Winter Street, Suite 300
Waltham, Massachusetts                                      02451
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Class                         Outstanding at July 30, 1999
 Common Stock, $.10 par value              35,948,659

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                        July 3,  October 3,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ----------- ----------


Current Assets:
 Cash and cash equivalents                                                             $ 13,483    $41,371
 Advance to affiliate (Note 7)                                                           11,932          -
 Restricted funds                                                                        17,224     24,536
 Accounts receivable and unbilled revenues                                               58,755     45,792
 Inventories:
   Raw materials and supplies                                                            12,002     13,843
   Work in process                                                                        3,895      2,802
   Finished goods                                                                         9,333      6,995
 Prepaid income taxes                                                                         -     11,724
 Other current assets                                                                     4,495      2,335
                                                                                       --------   --------

                                                                                        131,119    149,398
                                                                                       --------   --------

Property, Plant, and Equipment, at Cost (Note 5)                                        260,707    389,553
 Less:  Accumulated depreciation and amortization                                        64,470     87,623
                                                                                       --------   --------

                                                                                        196,237    301,930

Long-term Available-for-sale Investments, at Quoted Market Value                          6,111      8,502
 (amortized cost of $6,379 and $8,504; Note 5)
                                                                                       --------   --------

Restricted Funds                                                                         31,072     26,177
                                                                                       --------   --------

Other Assets                                                                             21,929     19,104
                                                                                       --------   --------

                                                                                       $386,468   $505,111
                                                                                       ========   ========


                            THERMO ECOTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                         July 3,  October 3,
(In thousands except share amounts)                                                         1999       1998
------------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Notes payable and current portion of long-term obligations                             $ 39,305    $28,032
 Accounts payable                                                                         22,194     10,775
 Accrued restructuring costs (Note 5)                                                      7,283          -
 Lease obligations payable                                                                 5,517      1,648
 Accrued income taxes                                                                     11,504      5,378
 Other accrued expenses                                                                    9,881     17,530
 Due to parent company                                                                     2,800      2,446
                                                                                        --------   --------

                                                                                          98,484     65,809
                                                                                        --------   --------

Long-term Obligations:
 Nonrecourse tax-exempt obligations                                                       14,500     33,700
 Subordinated convertible debentures (includes $2,826 due to parent                       46,770     47,400
   company in fiscal 1999)
 Capital lease obligations                                                                     -     12,346
                                                                                        --------   --------

                                                                                          61,270     93,446
                                                                                        --------   --------

Deferred Income Taxes                                                                          -     56,571
                                                                                        --------   --------

Other Deferred Items (Note 6)                                                             34,660     25,216
                                                                                        --------   --------

Minority Interest                                                                         12,564     14,437
                                                                                        --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 50,000,000 shares authorized; 37,869,248                    3,787      3,782
   and 37,822,789 shares issued
 Capital in excess of par value                                                          176,071    175,673
 Retained earnings                                                                        28,508     98,802
 Treasury stock at cost, 1,919,496 and 1,944,179 shares                                  (28,358)   (28,735)
 Deferred compensation                                                                       (51)         -
 Accumulated other comprehensive items (Note 2)                                             (467)       110
                                                                                        --------   --------

                                                                                         179,490    249,632
                                                                                        --------   --------

                                                                                        $386,468   $505,111
                                                                                        ========   ========





The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                     Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                        July 3,     July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ----------

Revenues                                                                               $ 52,267    $50,748
                                                                                       --------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $897 and $752 to related parties)                            36,579     34,420
 Selling, general, and administrative expenses (includes $402 and $406                    6,548      5,591
   to related parties)
 Research and development expenses                                                          790        670
 Restructuring costs (Note 5)                                                           124,347          -
                                                                                       --------    -------

                                                                                        168,264     40,681
                                                                                       --------    -------

Operating Income (Loss)                                                                (115,997)    10,067

Interest Income                                                                             530        987
Interest Expense (includes $145 and $270 to parent company)                              (1,919)    (2,669)
Other Expense (Note 5)                                                                   (2,125)         -
Equity in Earnings (Loss) of Joint Venture                                                   35        (61)
                                                                                       --------    -------

Income (Loss) Before Income Taxes and Minority Interest                                (119,476)     8,324
Income Tax (Provision) Benefit                                                           43,514     (3,173)
Minority Interest Income (Expense) (Note 5)                                               1,404       (327)
                                                                                       --------    -------

Net Income (Loss)                                                                      $(74,558)   $ 4,824
                                                                                       ========    =======

Earnings (Loss) per Share (Note 3):
 Basic                                                                                 $  (2.07)   $   .15
                                                                                       ========    =======

 Diluted                                                                               $  (2.07)   $   .14
                                                                                       ========    =======

Weighted Average Shares (Note 3):
 Basic                                                                                   35,949     32,405
                                                                                       ========    =======

 Diluted                                                                                 35,949     39,049
                                                                                       ========    =======











The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                        July 3,    July 4,
(In thousands except per share amounts)                                                    1999       1998
------------------------------------------------------------------------------------ ----------- ---------

Revenues                                                                              $ 144,658   $145,764
                                                                                      ---------   --------

Costs and Operating Expenses:
 Cost of revenues (includes $3,622 and $3,718 to related parties)                       106,888     99,460
 Selling, general, and administrative expenses (includes $1,141 and                      19,409     17,263
   $1,262 to related parties)
 Research and development expenses                                                        2,036      2,059
 Restructuring costs (Note 5)                                                           124,347          -
                                                                                       --------    -------

                                                                                        252,680    118,782
                                                                                       --------    -------

Operating Income (Loss)                                                                (108,022)    26,982

Interest Income                                                                           2,126      3,357
Interest Expense (includes $152 and $1,640 to parent company)                            (5,314)    (9,437)
Gain on Issuance of Stock by Subsidiary                                                       -      6,269
Other Expense (Note 5)                                                                   (2,125)         -
Equity in Earnings of Joint Venture                                                         110         62
                                                                                      ---------   --------

Income (Loss) Before Income Taxes and Minority Interest                                (113,225)    27,233
Income Tax (Provision) Benefit                                                           41,696     (7,782)
Minority Interest Income (Expense) (Note 5)                                               1,235     (1,171)
                                                                                      ---------   --------

Net Income (Loss)                                                                     $ (70,294)  $ 18,280
                                                                                      =========   ========

Earnings (Loss) per Share (Note 3):
 Basic                                                                                $   (1.96)  $    .67
                                                                                      =========   ========

 Diluted                                                                              $   (1.96)  $    .52
                                                                                      =========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                   35,940     27,109
                                                                                      =========   ========

 Diluted                                                                                 35,940     39,190
                                                                                      =========   ========










The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                        July 3,    July 4,
(In thousands)                                                                             1999       1998
------------------------------------------------------------------------------------ ----------- ---------

Operating Activities:
 Net income (loss)                                                                     $(70,294)   $18,280
 Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Noncash restructuring charges (Note 5)                                             117,065          -
     Depreciation and amortization                                                       18,403     17,821
     Increase (decrease) in deferred income taxes                                       (54,340)     7,782
     Minority interest (income) expense                                                  (1,235)     1,171
     Gain on issuance of stock by subsidiary                                                  -     (6,269)
     Changes in current accounts, excluding the effect of acquisitions:
       Restricted funds                                                                   7,312     10,386
       Accounts receivable and unbilled revenues                                        (13,334)   (10,957)
       Inventories                                                                       (3,592)    (2,384)
       Other current assets                                                               9,464     (1,199)
       Accounts payable                                                                  11,957      6,912
       Lease obligations payable                                                          3,572      3,507
       Other current liabilities                                                          9,995     (6,158)
                                                                                       --------    -------

        Net cash provided by operating activities                                        34,973     38,892
                                                                                       --------    -------

Investing Activities:
 Acquisitions, net of cash acquired (Note 6)                                             (8,420)   (19,100)
 Purchases of property, plant, and equipment                                            (18,128)   (38,343)
 Advances to affiliate, net (Note 7)                                                    (11,932)         -
 Funding of long-term restricted funds                                                   (4,895)    (4,832)
 Increase in other deferred items                                                         8,668      8,012
 Increase in other assets                                                                (6,995)      (242)
                                                                                      ---------    -------

        Net cash used in investing activities                                           (41,702)   (54,505)
                                                                                       --------    -------

Financing Activities:
 Repayment of long-term obligations                                                     (18,100)   (26,100)
 Payments under capital lease obligations                                               (10,097)    (8,912)
 Increase in short-term borrowings                                                        7,897          -
 Net proceeds from issuance of Company and subsidiary common stock                           91     15,602
 Purchases of Company common stock                                                            -    (10,248)
 Contribution from minority partner                                                         789      1,130
 Distribution to minority partner                                                        (1,427)    (1,360)
                                                                                       --------    -------

        Net cash used in financing activities                                          $(20,847)  $(29,888)
                                                                                       --------   --------





                            THERMO ECOTEK CORPORATION
                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                         July 3,   July 4,
(In thousands)                                                                              1999      1998
------------------------------------------------------------------------------------ ----------- ---------

Exchange Rate Effect on Cash                                                           $   (312)   $    30
                                                                                       --------    -------

Decrease in Cash and Cash Equivalents                                                   (27,888)   (45,471)
Cash and Cash Equivalents at Beginning of Period                                         41,371     83,540
                                                                                       --------    -------

Cash and Cash Equivalents at End of Period                                             $ 13,483    $38,069
                                                                                       ========    =======

Noncash Activities:
 Fair value of assets of acquired companies                                               9,683     20,025
 Cash paid for acquired companies                                                        (8,583)   (19,100)
                                                                                       --------    -------

   Liabilities assumed of acquired companies                                           $  1,100    $   925
                                                                                       ========    =======

 Conversion of subordinated convertible debentures (includes $68,500                   $    630    $83,248
 converted by parent company in fiscal 1998)
                                                                                       ========    =======






























The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements
1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and nine-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the nine-month periods ended July 3, 1999, and July 4, 1998. The Company's results of operations for the nine-month periods ending July 3, 1999, and July 4, 1998, include 39 weeks and 40 weeks, respectively. Prior period amounts have been reclassified to conform to the presentation in the current financial statements. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      During the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosures of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income (loss) and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. The Company had a comprehensive loss of $75.1 million in the third quarter of fiscal 1999 and comprehensive income of $3.4 million in the third quarter of fiscal 1998. The Company had a comprehensive loss of $69.3 million in the first nine months of fiscal 1999 and comprehensive income of $18.2 million in the first nine months of fiscal 1998.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                  Three Months Ended     Nine Months Ended
                                                                 July 3,    July 4,     July 3,    July 4,
(In thousands except per share amounts)                             1999       1998        1999       1998
-------------------------------------------------------------- ---------- ----------- ---------- ----------


Basic
Net Income (Loss)                                               $(74,558)  $  4,824    $(70,294)  $ 18,280
                                                                 --------  --------    --------   --------

Weighted Average Shares                                           35,949     32,405      35,940     27,109
                                                                 --------  --------    --------   --------

Basic Earnings (Loss) per Share                                 $  (2.07)  $    .15    $  (1.96)  $    .67
                                                                ========   ========    ========   ========


3.    Earnings (Loss) per Share (continued)

                                                                 Three Months Ended      Nine Months Ended
                                                                 July 3,     July 4,   July 3,    July 4,
(In thousands except per share amounts)                             1999       1998       1999       1998
-------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Net Income (Loss)                                               $(74,558)  $  4,824   $(70,294)   $ 18,280
Effect of:
 Convertible debentures                                                -        474          -       2,053
 Majority-owned subsidiary's dilutive securities                       -         (3)         -          (6)
                                                                --------   --------   --------    --------

Income (Loss) Available to Common Shareholders,                 $(74,558)  $  5,295   $(70,294)   $ 20,327
                                                                --------  --------    --------    --------
 as Adjusted

Weighted Average Shares                                           35,949     32,405     35,940      27,109
Effect of:
 Convertible debentures                                                -      6,341          -      11,752
 Stock options                                                         -        303          -         329
                                                                 -------   --------    -------    --------

Weighted Average Shares, as Adjusted                              35,949     39,049     35,940      39,190
                                                                 -------   --------    -------    --------

Diluted Earnings (Loss) per Share                                $ (2.07)  $    .14   $  (1.96)   $    .52
                                                                 =======   ========    =======    ========

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 1,078,000 of such options outstanding, with exercise prices ranging from $5.50 to $19.25 per share.

      In addition, the computation of diluted earnings (loss) per share for the three- and nine-month periods ended July 3, 1999, excludes the effect of assuming the conversion of convertible obligations because the effect would be antidilutive. As of July 3, 1999, the calculation excluded $45.0 million principal amount of 4.875% subordinated convertible debentures, convertible at $16.50 per share, and $1.8 million principal amount of noninterest bearing subordinated convertible debentures, convertible at $13.56 per share.

4.    Proposed Reorganization

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would be merged into Thermo Electron. As a result, the Company would become a wholly owned subsidiary of Thermo Electron. The public shareholders of the Company would receive common stock of Thermo Electron in exchange for their shares. The completion of this transaction is subject to numerous conditions, including the establishment of a price and exchange ratio, confirmation of anticipated tax consequences, the approval of the Board of Directors of the Company (including its independent directors), the negotiation and execution of a definitive merger agreement, the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo Electron) from a financial point of view, and completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transaction.

5.    Restructuring and Related Costs

      During the third quarter of fiscal 1999, the Company recorded restructuring costs of $124.3 million and other expense of $2.1 million, as a result of the actions detailed below.

      Following significant investments of resources in attempts to correct operational problems, in May 1999, the Company made a decision to cease further efforts and hold for sale or disposal its subbituminous coal-beneficiation facility near Gillette, Wyoming (the K-Fuel Facility). As a result, the Company recorded a charge of $68.0 million, including $63.3 million to write down the plant and related equipment to a nominal salvage value, $4.4 million for estimated land reclamation costs, and $0.3 million of other exit costs, primarily abandoned-facility payments. The Company recorded $1.5 million of minority interest income, representing a minority partner's share of these charges.

      The Company's Delano, California, biomass facilities will reach the end of the fixed price contract period of their power-sales agreement in September 2000. While the Company forecasts for periods after that time project positive cash flows, the facilities would operate at a loss due to depreciation expense that extends beyond fiscal 2000. In May 1999, the Company entered into an agreement to terminate the power-sales agreement for its Delano facilities, effective December 31, 1999. The terms of the agreement call for the Company to receive payments in lieu of operating under its current agreement and is subject to regulatory approval. The Company recorded a charge of $51.0 million as a result of entering into the new agreement, including $47.5 million to write down the plant and related assets to their estimated recoverable value, $2.4 million related to a loss on the cancellation of the facility's primary fuel contract, and $1.1 million to write off cost in excess of net assets acquired.

      Pacific Gas & Electric (PG&E), the customer under a long-term power-sales agreement at the Company's Woodland, California, plant, has interpreted the terms of such agreement to permit PG&E to cease payment of fixed contract rates effective July 1, 1999, and to thereafter purchase power at avoided cost rates. Although the Company contests this interpretation and is considering its alternatives concerning this dispute, during the third quarter of fiscal 1999, the Company recorded a charge of $3.8 million, representing impairment of the Company's net investment in the Woodland facility as a result of PG&E's decision to cease making payments of the fixed contract rates.

      In addition, during the third quarter of fiscal 1999 the Company recorded a charge of $1.5 million to write off a power plant that is held for sale. The Company believes that the salvage value, if any, is nominal.

      In the third quarter of fiscal 1999, the Company also recorded a charge of $2.1 million representing the write-down of available-for-sale equity securities of its minority partner in the K-Fuel Facility. The Company deems the impairment to be permanent based on recent stock prices. This charge is included in other expense in the accompanying fiscal 1999 statement of operations.

      As of July 3, 1999, the Company's remaining liability for restructuring costs consisted of $4.4 million for estimated land reclamation costs, $2.4 million associated with a cancelled fuel contract, and $0.5 million of other costs.

6.    Acquisition

      In May 1999, the Company's Star Natural Gas subsidiary acquired one gas gathering system and two gas processing plants (the gas facilities) for $8.6 million in cash and future contingent royalty payments based on the performance of the gas facilities of up to $5.6 million.

      This acquisition has been accounted for using the purchase method of accounting, and the results of operations of the gas facilities have been included in the accompanying statement of operations from the date of acquisition. The cost of this acquisition equaled the estimated fair value of the net assets acquired. Allocation of the purchase price was based on an estimate of the fair value of the assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimate. Pro forma results have not been presented as the results of the gas facilities were not material to the Company's results of operations.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

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

Overview

      The Company reports its results in two business segments. The Energy segment operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies) and a natural gas business (Star Natural Gas). The Biopesticide segment manufactures and sells biopesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.

      In the Energy segment, each Operating Company in the United States typically sells power under a long-term power-sales agreement. The profitability of operating the Company's facilities depends on the price received for power under the power-sales agreements with power purchasers, on plant performance or availability, and on the fuel, operating, and maintenance costs for the facilities. The Energy segment earns a disproportionately high share of its income in May to October due to the rate structures under the power-sales agreements for its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Energy segment has historically operated at marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Energy segment's profitability is also dependent on the amount of development expenses that it incurs.

      Through May 1999, the Energy segment also operated in the field of engineered clean fuels through a limited partnership agreement with KFx, Inc. The Company is a 95%-partner in a partnership established to develop, construct, and operate a subbituminous coal-beneficiation facility near Gillette, Wyoming (the K-Fuel Facility). As discussed in Results of Operations below, in May 1999, the Company made a decision to hold the K-Fuel Facility for sale or disposal (Note 5).

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

      During fiscal 1998, the Company established its Star Natural Gas subsidiary in Dallas, Texas, to pursue opportunities in the natural gas gathering, processing, storage, and marketing business. In May 1999, Star purchased one gas gathering system and two gas processing plants (the gas facilities) for $8.6 million in cash (Note 6).

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

      Since its inception, the Company has derived a substantial majority of its revenue from the development, construction, and operation of biomass-powered electric-generation facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in the fourth quarter of fiscal 1999, as discussed in Results of Operations below. In anticipation of this decline, the Company may explore other options for its biomass facilities, including disposal or repowering. In addition, within the next few years, the Company expects a substantial portion of its revenues to be derived from new business ventures in natural gas gathering and storage and/or biopesticides. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, natural gas gathering and storage projects, and its biopesticide business. The Company has had limited prior experience in the repowering of power plants and there can be no assurance that the Company will be able to successfully develop, market, or sell its services in these areas. The Company's future success will depend significantly on its ability to develop, introduce, and integrate new products and services in these areas. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company to implement these strategies would have a material adverse effect on the Company's business, financial condition, and results of operations.

Results of Operations

Third Quarter Fiscal 1999 Compared With Third Quarter Fiscal 1998

      Total revenues increased to $52.3 million in the third quarter of fiscal 1999 from $50.7 million in the third quarter of fiscal 1998. Revenues from the Energy segment increased to $45.4 million in fiscal 1999 from $42.9 million in fiscal 1998. The increase was primarily due to a $1.0 million increase in revenues from the expanded Czech Republic operations and, to a lesser extent, $0.7 million in revenues from two power-generation facilities in California that were placed into service for the summer peak season in the third quarter of fiscal 1999 (the repowered facilities).

      Revenues at Thermo Trilogy decreased to $6.9 million in the third quarter of fiscal 1999 from $7.8 million in the third quarter of fiscal 1998. The decrease was primarily due to a decrease in pheromone product sales by Thermo Trilogy's U.K. subsidiary due to lower demand.

      The gross profit margin decreased to 30% in the third quarter of fiscal 1999 from 32% in the third quarter of fiscal 1998. The gross profit margin for the Energy segment decreased to 28% in fiscal 1999 from 29% in fiscal 1998, primarily due to the inclusion of $1.0 million of operating losses at the repowered facilities. The gross profit margin for Thermo Trilogy decreased to 43% in fiscal 1999 from 52% in fiscal 1998, primarily due to decreased revenues.

      The power-sales agreements for the Company's Mendota, Woodland, and Delano plants in California are so-called standard offer #4 (SO#4) contracts, which require Pacific Gas and Electric (PG&E), in the case of Mendota and Woodland, and Southern California Edison (SCE), in the case of Delano facilities, to purchase the power output of the projects at fixed rates for specified periods. Thereafter, the utilities will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost, as determined from time to time by the California Public Utility Commission). Avoided cost rates are currently substantially lower than the Company has received under the fixed-rate portions of their contracts and are expected to remain so for the foreseeable future. PG&E has interpreted the terms of the power-sales agreements to permit PG&E to begin paying for power purchased from the Mendota and Woodland facilities at avoided cost rates in June and July 1999, respectively, although the Company believes that this change to avoided cost rates occurred six months earlier than the power-sales agreements provided. The Company is considering its alternatives concerning this dispute. The Company expects that, at current avoided cost rates, its Mendota plant will operate at substantially reduced operating income levels or at a loss beginning in the fourth quarter of fiscal 1999. Further, based on current avoided cost rates, the Woodland plant will operate at breakeven or nominal losses through fiscal 2010, primarily as a result of nonrecourse lease obligations that have been partially funded from the Woodland plant's past cash flows. Absent sufficient reductions in fuel prices and other operating costs, under such circumstances the Company will draw down power reserve funds to cover operating cash shortfalls and then, if such funds are depleted, either renegotiate its nonrecourse lease for the Woodland plant or forfeit its interest in the plant. The results of the Woodland facility were approximately breakeven in the first nine months of fiscal 1999 and 1998 as a result of recording as an expense the funding of reserves required under Woodland's nonrecourse lease agreement to cover expected shortfalls in lease payments. The power-sales agreement with SCE for the Delano facilities calls for fixed contract rates through September 2000. If the agreement reached in May 1999 to terminate the Company's power-sales agreements, effective December 31, 1999, for its Delano facilities receives regulatory approval, the Company expects that the results from the Delano facilities will be reduced to breakeven or a loss beginning in the second quarter of fiscal 2000, dependent upon avoided cost rates and operating expenses at that time. Should the agreement not receive approval, the Company expects that the Delano facilities will continue to have positive cash flows, but will operate at substantial operating losses beginning in the first quarter of fiscal 2001. In fiscal 1998, the Mendota and Delano plants' operating income was approximately $10.0 million and $33.0 million, respectively. In anticipation of these expected declines in revenues and operating income, the Company may explore other options for its biomass facilities, including disposal or repowering.

      Selling, general, and administrative expenses as a percentage of revenues increased to 13% in the third quarter of fiscal 1999 from 11% in the third quarter of fiscal 1998. The increase is primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Star Natural Gas.

      Research and development expenses were $0.8 million in the third quarter of fiscal 1999 and $0.7 million in the third quarter of fiscal 1998, and represent Thermo Trilogy's ongoing new-product development.

      During the third quarter of fiscal 1999, the Company recorded restructuring costs of $124.3 million (Note 5). The Company recorded $68.0 million in restructuring costs due to the Company's decision to hold the K-Fuel Facility for sale or disposal, $51.0 million as a result of entering into an agreement to terminate the power-sales agreement at its Delano facility, $3.8 million representing impairment of the Company's net investment in the Woodland facility, and $1.5 million representing the write-off of a power plant that is held for sale.

      Interest income decreased to $0.5 million in the third quarter of fiscal 1999 from $1.0 million in the third quarter of fiscal 1998, primarily due to a decrease in invested balances due to cash expended for the expansion of the Czech Republic operations, the purchase of the gas facilities, and construction of the K-Fuel Facility.

      Interest expense decreased to $1.9 million in the third quarter of fiscal 1999 from $2.7 million in the third quarter of fiscal 1998. The decrease was primarily due to lower outstanding debt related to the Company's Delano and Mendota plants and, to a lesser extent, the conversion by Thermo Electron Corporation of $68.5 million principal amount of the Company's 4% subordinated convertible debentures in May 1998.

      Other expense of $2.1 million in the third quarter of fiscal 1999 represents the write-down of available-for-sale equity securities held by the Company due to impairment that the Company deems permanent (Note 5).

      Equity in earnings (loss) of joint venture represents the Company's proportionate share of the results of a joint venture.

      The effective tax rate was a benefit of 36% in the third quarter of fiscal 1999 and a provision of 38% in the third quarter of fiscal 1998. In fiscal 1999, the effect of tax credits earned from the production of fuel prior to the closure of the K-Fuel Facility and the exclusion of income taxed directly to minority partners was offset in part by the effect of certain nondeductible restructuring costs. The effective tax rate in fiscal 1998 exceeded the statutory federal tax rate primarily due to the impact of state income taxes, offset in part by the exclusion of income taxed directly to minority partners.

      The Company recorded minority interest income in fiscal 1999 due to the allocation of $1.5 million in restructuring costs to the Company's minority partner in the K-Fuel Facility (Note 5), offset in part by the allocation of income from plant operations to a minority partner in an Operating Company. Minority interest expense in fiscal 1998 represents the allocation of income from plant operations to a minority partner in an Operating Company and the minority shareholders' proportionate share of Thermo Trilogy's results.

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998

      Total revenues were $144.7 million and $145.8 million in the first nine months of fiscal 1999 and 1998, respectively. Revenues from the Energy segment increased to $126.8 million in fiscal 1999 from $123.5 million in fiscal 1998. Revenues increased $3.5 million due to the inclusion of revenues from the Czech Republic operations for nine months in fiscal 1999, compared with six months in fiscal 1998. To a lesser extent, revenues increased due to higher contractual energy rates at the Company's Delano, Gorbell, and Whitefield facilities. Effective on various dates in fiscal 1998, contractual energy rate increases ceased at the Company's four California energy facilities. These increases were offset in part by lower revenues as a result of unplanned outages at two of the Company's California facilities due to mechanical problems in the first quarter of fiscal 1999.

      Revenues at Thermo Trilogy decreased to $17.9 million in the first nine months of fiscal 1999 from $22.3 million in the first nine months of fiscal 1998. The decrease was primarily due to the inclusion in fiscal 1998 of $4.1 million of Bt product revenues under a transition agreement that expired in February 1998, during which Thermo Trilogy shifted its Bt business distribution network from Novartis' in-country direct sales force to an indirect network of distributors.

      The gross profit margin decreased to 26% in the first nine months of fiscal 1999 from 32% in the first nine months of fiscal 1998. The gross profit margin for the Energy segment decreased to 24% in fiscal 1999 from 29% in fiscal 1998, primarily due to a $7.5 million increase in operating losses at the Company's K-Fuel Facility, which was placed in service in April 1998 and closed in May 1999. The gross profit margin for Thermo Trilogy decreased to 40% in fiscal 1999 from 45% in fiscal 1998, primarily due to decreased revenues.

First Nine Months Fiscal 1999 Compared With First Nine Months Fiscal 1998 (continued)

      Selling, general, and administrative expenses as a percentage of revenues increased to 13% in the first nine months of fiscal 1999 from 12% in the first nine months of fiscal 1998, primarily due to the inclusion of higher selling, general, and administrative expenses as a percentage of revenues at Star Natural Gas and the K-Fuel Facility.

      Research and development expenses were $2.0 million in the first nine months of fiscal 1999 and $2.1 million in the first nine months of 1998, and represent Thermo Trilogy's ongoing new-product development.

      Interest income decreased to $2.1 million in the first nine months of fiscal 1999 from $3.4 million in the first nine months of fiscal 1998. The decrease was primarily due to lower average invested balances due to cash expended for the acquisition and expansion of the Czech Republic operations, the acquisition of the Bt business, the repurchase of Company common stock in fiscal 1998, construction of the K-Fuel Facility, the purchase of power-generation facilities and related sites in California, and the purchase of the gas facilities.

      Interest expense decreased to $5.3 million in the first nine months of fiscal 1999 from $9.4 million in the first nine months of fiscal 1998, primarily due to the reasons discussed in the results of operations for the third quarter.

      During the first nine months of fiscal 1998, the Company recorded a gain of $6.3 million from the issuance of Thermo Trilogy common stock.

      Other expense of $2.1 million in the first nine months of 1999 represents the write-down of available-for-sale equity securities held by the Company due to an impairment that the Company deems permanent (Note 5).

      Equity in earnings of joint venture represents the Company's proportionate share of earnings from a joint venture.

      The effective tax rate was a benefit of 37% in the first nine months of fiscal 1999 and a provision of 29% in the first nine months of fiscal 1998. The effective tax rate in fiscal 1999 varied from the statutory federal income tax rate primarily due to tax credits earned from the production of fuel prior to the closure of the K-Fuel Facility and the exclusion of income taxed directly to a minority partner, offset in part by the effect of certain nondeductible restructuring costs. The effective tax rate in fiscal 1998 was below the statutory federal tax rate due to the nontaxable gain on issuance of stock by subsidiary and the exclusion of income taxed directly to a minority partner, offset in part by state income taxes.

      The Company recorded minority interest income in fiscal 1999 due to the allocation of $1.5 million in restructuring costs to the Company's minority partner in the K-Fuel Facility (Note 5), offset in part by the allocation of income from plant operations to a minority partner in an Operating Company. Minority interest expense in fiscal 1998 represents the allocation of income from plant operations to a minority partner in an Operating Company and the minority shareholders' proportionate share of Thermo Trilogy's results.

Liquidity and Capital Resources

      Working capital was $32.6 million at July 3, 1999, compared with $83.6 million at October 3, 1998. The Company had cash, cash equivalents, and current restricted funds of $30.7 million at July 3, 1999, compared with $65.9 million at October 3, 1998. In addition, at July 3, 1999, the Company had $11.9 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron (Note 7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. Current restricted funds, which consists of funds held in trust pursuant to certain lease and debt agreements, totaled $17.2 million and $24.5 million at July 3, 1999, and October 3, 1998, respectively. In addition, cash and cash equivalents in the accompanying balance sheet includes $10.0 million and $12.0 million of cash at July 3, 1999, and October 3, 1998, respectively, which is restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating Companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. Further, until such time, if ever, as projections of avoided costs change, all cash flows from the Woodland Operating Company, other than cash required for tax distributions, will be restricted from distribution to the Company. During the first nine months of fiscal 1999, the Company's operating activities provided cash and restricted funds of $27.7 million. Cash provided by the Company's operations and an increase in accounts payable of $12.0 million was offset in part by $13.3 million of cash used to fund an increase in accounts receivable. The increase in accounts payable and accounts receivable are primarily due to increased business activity at Star Natural Gas. The Company expects to pay accrued restructuring costs of $7.3 million primarily over the next 12 months.

      Excluding advances to affiliate activity (Note 7), the Company's investing activities used $29.8 million of cash during the first nine months of fiscal 1999. The Company completed construction on a 50-megawatt expansion at the Czech Republic operations and expended $10.3 million for construction costs in the first nine months of fiscal 1999. In addition, the Company, through its Limited Partnership Agreement with KFx Wyoming, Inc., expended $4.7 million for additions to the K-Fuel Facility. The Company expended $3.1 million on other capital expenditures during the first nine months of fiscal 1999. The Company expects to make capital expenditures of approximately $2.0 million during the remainder of fiscal 1999. The Company also expended $8.4 million, net of cash acquired, for the purchase of one gas gathering system and two gas processing facilities (Note 6).

      During the first nine months of fiscal 1999, the Company's financing activities used cash of $20.8 million, primarily for the repayment of long-term obligations and payments under capital lease obligations related to three of its California plants.

      The Company has completed the expansion project of its Czech Republic operations. The cost of the acquisition and expansion of this facility was approximately $32 million. The Company has received preliminary approval for the issuance of grant funds by the Italian Ministry of Treasury sufficient to cover approximately 30% of the cost of constructing two biomass-powered, electric-generating plants in Italy. If the Company proceeds with construction, it may be obligated to provide up to $30 million for construction of the facilities during fiscal 2000. While the Company does not currently have any firm available credit facilities, it does not expect to require funding for currently existing operations in the foreseeable future. The Company is in the early stages of developing projects in Southern California, Florida, and Germany. Equity investments required by the Company for these development efforts, if successful, are uncertain, but may be significant. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant additional funds from time to time to meet project development requirements, including the funding of equity investments, and to complete acquisitions. As the Company acquires, invests in, or develops future plants, the Company expects to finance them with nonrecourse debt, internal funds, or through borrowings from third parties or Thermo Electron. Although Thermo Electron has expressed its willingness to provide funds to the Company on a short-term basis to help finance acquisitions and equity investments in future projects, the Company has no agreements with Thermo Electron or third parties that assure funds will be available on acceptable terms, or at all.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems and operations. The Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, customers, and vendors to determine their year 2000 compliance status; and (iii) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any noncompliant information technology systems or non-information technology systems that were identified during phase one are prioritized and remediated. The Company is currently upgrading or replacing such noncompliant information technology systems, and this process was approximately 90% complete as of July 3, 1999. The Company is also upgrading its hardware and software relating to plant control operations at each of its facilities and, to date, has completed such upgrades at six of its eight U.S. facilities. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by October 31, 1999. For phase three of the program, the Company will continue ongoing testing of its critical internal business systems and non-information technology systems in an effort to ensure that no operating disruptions due to year 2000 issues occur.

      The Company is continuing its process of identifying and assessing the year 2000 readiness of key suppliers, vendors, and customers that are believed to be significant to the Company's business operations, including its most significant electric utility customers. As part of this ongoing effort, the Company has developed and distributed questionnaires requesting year 2000 compliance information from its significant suppliers, vendors, and customers. To date, no significant supplier, vendor, or customer has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company is actively contacting and working with its significant suppliers, vendors, and customers to verify the information that has been provided. The Company has placed increased focus on any significant supplier, vendor, or customer that either does not respond to the Company's questionnaire or, from information provided, is considered to be lacking in its year 2000 compliance effort. The Company has completed its assessment of significant vendors, suppliers, customers, and all other third-party risks. The Company has developed and implemented internal systems and procedures to monitor the response of its significant suppliers, vendors, and customers regarding the state of their year 2000 compliance readiness.

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

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated May 24, 1999, with respect to a proposed reorganization plan, as well as restructuring and other charges at the Company.

                                               SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 11th day of August 1999.

                                                      THERMO ECOTEK CORPORATION



                                                       /s/ Paul F. Kelleher
                                                       Paul F. Kelleher
                                                       Chief Accounting Officer



                                                       /s/ Theo Melas-Kyriazi
                                                       Theo Melas-Kyriazi
                                                       Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

10.1 Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

10.2 Master Cash Management, Guarantee Reimbursement and Loan Agreement dated as of June 1, 1999, between Thermo Trilogy Corporation and Thermo Electron Corporation.

10.3           Amended and Restated Directors Stock Option Plan of the
               Registrant.

10.4 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

10.5           Amended and Restated Equity Incentive Plan of the Registrant.

10.6           Amended and Restated Nonqualified Stock Option Plan of the
               Registrant.

10.7 Amended and Restated Thermo Ecotek Corporation - Thermo Trilogy Corporation Nonqualified Stock Option Plan.

  27           Financial Data Schedule.