Form 10-K
period 1999-10-02
THERMO ECOTEK CORP
filed 1999-12-15
CIK 864960

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
            ----------------------------------------------------

                                    FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the fiscal year ended October 2, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for at least the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of October 29, 1999, was approximately $15,823,000.

As of October 29, 1999, the Registrant had 35,967,902 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 2, 1999, are incorporated by reference into Parts I and II.

                                     PART I
Item 1.  Business

(a)   General Development of Business

      Thermo Ecotek Corporation (the Company or the Registrant) is an environmental company that operates in two segments: Energy and Biopesticides. The Energy segment operates independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating Companies), as well as a natural gas business (Star Natural Gas). Until May 1999, the Energy segment also operated a subbituminous coal-beneficiation facility (the K-Fuel Facility). The Biopesticides segment manufactures and sells naturally derived pesticides through the Company's majority-owned subsidiary, Thermo Trilogy Corporation.

      Initially, the Company designed, developed, and acted as general contractor for the construction of cogeneration plants fueled by natural gas and diesel. These turnkey facilities were generally sold to third-party operators upon completion and had a total generating capacity of approximately 60 megawatts. In the mid-1980s, the Company began developing biomass-fueled power plants to take advantage of a favorable regulatory environment and attractive power-sales agreements. Biomass plants use environmentally responsible fuels, including wood and agricultural wastes. The Company currently operates seven biomass facilities in the U.S. with a total electric generating capacity of 140 megawatts.

      While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in fiscal 2000 due to the expiration or termination of power-sales agreements at the biomass facilities. In anticipation of this decline, the Company has explored other options for its biomass facilities, including disposal or repowering. Such efforts will continue in fiscal 2000. In addition, within the next few years, the Company expects a substantial portion of its revenues to be derived from other business ventures such as repowering, natural gas gathering and storage, and/or biopesticides. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, including repowering existing power plants and natural gas gathering and storage projects.

      In May 1999, the Company entered into an agreement to terminate the power-sales agreement for its Delano I and Delano II facilities in California, effective December 31, 1999. The Company recorded a charge of $51.0 million as a result of entering this agreement. In September 1999, the Company entered into an agreement to terminate the power-sales agreement for its Gorbell facility in Maine. The Company recorded nonrecurring income of $13.5 million as a result of entering this agreement.

      In January 1998, the Company, through a wholly owned subsidiary's participation in a joint venture, indirectly acquired a majority interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic. During fiscal 1999*, the Company completed an expansion of the facility to 50-megawatt capacity.

      In September 1999, the Company, through a wholly owned subsidiary's participation in a joint venture, acquired a 58-megawatt energy center in Premnitz, Germany, for $4.5 million, including the assumption of debt. The Company is exploring the possibility of expanding the capacity of the facility.

      During fiscal 1998, the Company established its Star Natural Gas subsidiary in Dallas, Texas, to pursue opportunities in the natural gas gathering, processing, storage, and marketing business. In May 1999, Star acquired one gas gathering and two gas processing plants (the gas facilities) for $8.6 million in cash and future contingent payments based on the performance of the gas facilities.
--------------------
* References to fiscal 1999, 1998, and 1997 herein are for the years ended October 2, 1999, October 3, 1998, and September 27, 1997.

      In August 1995, the Company, through two wholly owned subsidiaries, entered into a Limited Partnership Agreement with KFx Wyoming, Inc., a subsidiary of KFx, Inc., (the K-Fuel Partnership) to develop, construct, and operate a subbituminous coal-beneficiation plant to be constructed near Gillette, Wyoming. The K-Fuel Partnership was granted, in exchange for certain future contingent royalty payments, a nonexclusive right and license to use certain patented clean coal technology to create a low-moisture, high-energy fuel with reduced sulfur that will help coal-burning utilities meet the SO(2) emission restrictions contained in the Clean Air Act through fuel switching or blending. The K-Fuel Partnership procured a 24-acre site for construction of the plant and began construction in August 1995 under a third-party, turnkey construction contract. In return for a 95% equity interest in the K-Fuel Partnership, the Company provided approximately $68 million for the design, construction, and operation of the plant. In May 1999, following significant investments of resources in attempts to correct operational problems that arose during construction, the Company made a decision to cease further efforts and hold the K-Fuel Facility for sale. As a result, the Company recorded restructuring charges totaling $68.0 million. See Note 10 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

      Through its Thermo Trilogy subsidiary, the Company develops, manufactures, and markets environmentally friendly products used for pest control. Derived from naturally occurring microorganisms, biopesticides safely and effectively control insects, diseases, and mites on numerous crops. In fiscal 1998, Thermo Trilogy issued shares of its common stock in private placements for net proceeds of $14.9 million.

      The Company operated as a division of Thermo Electron Corporation's Energy Systems Division from 1979 until its incorporation as Thermo Energy Systems Corporation in November 1989. At October 2, 1999, Thermo Electron owned approximately 94% of the Company's outstanding common stock, giving Thermo Electron the power to elect all Directors of the Company. Thermo Electron is a leading provider of analytical and monitoring instruments, used in everything from life sciences research to food and beverage production, and a recognized leader in heart-assist devices, respiratory-care equipment, neurodiagnostics, and mammography systems. In addition, Thermo Electron develops and operates power plants, offers a range of environmental consulting and resource management services, is a major producer of paper-recycling equipment, provides water-clarification and fiber-recovery products and services, and conducts a broad range of advanced technology R&D.

      During fiscal 1999, Thermo Electron expanded its proposed reorganization plan involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would be merged into Thermo Electron. As a result, the Company would become a wholly owned subsidiary of Thermo Electron. The public shareholders of the Company would receive common stock of Thermo Electron in exchange for their shares. This proposal is subject to numerous conditions, as outlined in Note 18 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

Forward-looking Statements

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's Fiscal 1999 Annual Report to Shareholders, which statements are incorporated herein by reference.

(b)   Financial Information About Industry Segments

      Financial Information concerning the Company's industry segments is summarized in Note 14 to Consolidated Financial Statements in the Registrant's 1999 Annual Report to Shareholders, which information is incorporated herein by reference.

(c)   Description of Business

      (i)  Principal Products and Services

Energy

   Operating Projects

      The following table summarizes certain information relating to the Company's projects currently in operation. With the exception of the Mendota plant, at the end of each leased facility's applicable lease term, the Company has the option to renew the lease for a specified period or purchase the facility at fair market value. The Mendota plant may be purchased for a fixed amount on December 31, 1999, the end of its lease term. The Company has notified the lessor of its intent to purchase the facility for $4.8 million.

Project             Location             Plant Size        Ownership      Inservice Date       Lease/Own
                                          (net mw)        of Operating
                                                            Company
------------------- ----------------- ----------------- ----------------- -------------------- ------------

Hemphill            New Hampshire           13.6                  67%     December 1987           Lease

Gorbell             Maine                   13.6                 100%     December 1987           Own

Whitefield          New Hampshire           13.6                 100%     July 1988               Own

Mendota             California               25                  100%     May 1990                Lease

Woodland            California               25                  100%     May 1990                Lease

Delano I            California               27                  100%     January 1991            Own

Delano II           California               22                  100%     January 1994            Own

Tabor               Czech Republic           50                   87%     January 1998*           Own

Premnitz            Germany                  58                   65%     September 1999*         Own

*Represents date facility was acquired by the Company.

      Hemphill. The Hemphill facility is a 13.6-megawatt wood waste plant located on a 50-acre site in Springfield, New Hampshire. The Operating Company is a joint venture in which the Company has a 67% interest. The generating equipment at the Hemphill facility is owned by BankBoston Leasing Services Inc., which leases the facility to the Operating Company through March 2003, with an option to renew or purchase the facility at fair market value. Public Service of New Hampshire (PSNH) purchases power produced by the plant at a fixed rate under a rate order issued by the New Hampshire Public Utility Commission (NHPUC) expiring in 2006. The Operating Company purchases wood waste pursuant to two contracts with affiliates of the Company's joint venture partner, each of which expires in 2003. The contracts provide for the supply of wood waste to the Operating Company at market prices. In 1990, a plan of reorganization (the Plan) for PSNH was approved by the U.S. Bankruptcy Court for the District of New
Hampshire. Pursuant to the Plan, Northeast Utilities (NU) acquired the assets of PSNH. An agreement between NU and the State of New Hampshire contains language to the effect that PSNH will seek to renegotiate some of the terms of certain rate orders with small power producers, including the Whitefield (discussed below) and Hemphill Operating Companies, and that the state will support PSNH in such efforts. PSNH reached agreements in principle with these two Operating
Companies to settle the renegotiation of their rate orders. The settlement agreements were subject to the approval of the NHPUC on terms acceptable to both
PSNH and the Operating Companies. The principal terms of the agreement generally called for the two Operating Companies to reduce the amount of power sold annually to PSNH to 70% of the plants' capacities, and to reduce the price per kilowatt paid by PSNH to $0.06 per kilowatt hour, escalating three percent per year for the remainder of the term of the original, applicable rate order. In consideration of these reductions, the Operating Companies would receive certain cash settlement payments, paid over several years. In May 1998, the NHPUC issued a written ruling rejecting these settlement agreements. Certain members of the N.H. Legislature filed a motion requesting that the NHPUC reconsider its ruling and instead provide that the settlement agreements be left open. The NHPUC approved this request in July 1998. No further action has occurred on the settlement agreements. Rejection of the Company's rate orders would result in a claim for damages by the Company and could be the subject of lengthy litigation.

      In January 1997, NU disclosed in a filing with the Securities and Exchange
Commission that if a proposed deregulation plan for the New Hampshire electric utility industry were adopted, PSNH could default on certain financial obligations and seek bankruptcy protection. In February 1997, the NHPUC voted to adopt a deregulation plan, and in March 1997, PSNH filed suit to block the plan.
In March 1997, the federal district court issued a temporary restraining order which prohibits the NHPUC from implementing the deregulation plan as it affects
PSNH, pending a determination by the court as to whether PSNH's claim could then be heard by the court. In April 1997, the court ruled that it could hear the case and ordered that the restraining order continue indefinitely pending the outcome of the suit. In addition, in March 1997, the Company, along with a group of other biomass power producers, filed a motion with the NHPUC seeking clarification of the NHPUC's proposed deregulation plan regarding several issues, including purchase requirements and payment of current rate order prices with respect to the Company's energy output. In March 1998, the NHPUC addressed the Operating Companies' motion and stated it was not the NHPUC's intent in the February 1997 order to impair any of the Operating Companies' legal rights in their rate orders. In August 1999, PSNH and the State reached a comprehensive settlement agreement which was filed with the NHPUC. The NHPUC has stayed its dockets concerning the deregulation plan pending review of this settlement agreement. The federal district court lawsuit has also been stayed pending settlement agreement review. If the NHPUC approves the settlement agreement as filed, then the NHPUC deregulation plan docket, other related dockets, and the federal district court lawsuits will be dismissed. The PSNH/State settlement agreement purports not to make any changes in the Operating Companies' rate orders. It does provide for PSNH to resell the power from the Operating
Companies to assist in mitigating the cost of that power. No assurances may be made as to the outcome of this matter. An unfavorable resolution of this matter, including the bankruptcy of PSNH, could have a material adverse effect on the Company's results of operations and financial position.

      Gorbell. The Gorbell facility is a 13.6-megawatt wood waste plant located on a 56-acre site in Athens, Maine. The design of the facility is substantially similar to the Hemphill plant. The Operating Company is a joint venture in which the Company had a 60% interest until September 1999 and 100% thereafter. In
September 1999, the Company entered into an agreement to terminate the facility's power-sales agreement. Under the terms of the agreement, the Company received a payment in lieu of operating under the original agreement. The
Company obtained ownership of the Gorbell facility in this transaction and is currently operating it under a short-term power-sales agreement, expiring
December 31, 1999, although it has not determined if it will be economically beneficial to operate the plant after that time. See Note 10 to the Registrant's
Annual Report to Shareholders, which information is incorporated herein by reference.




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

      Mendota. The Mendota facility is a 25-megawatt agricultural and urban wood waste plant located on an 80-acre site in Mendota, California. The Operating
Company is a limited partnership, 100% of which is owned by the Company. The generating equipment is owned by Chrysler Capital Corp., which leases the equipment to the Operating Company through December 1999, at which point the Company intends to exercise its option to purchase the equipment for $4.8 million. In June 1995, the Operating Company amended the facility lease which resulted in the agreement being treated as a capital lease. The power generated by the plant is sold to Pacific Gas & Electric (PG&E) under a standard offer #4
(SO#4) contract expiring in 2014. Under the contract, PG&E was required to purchase the plant's electricity at predetermined prices for a fixed period, and at a price equal to PG&E's avoided cost for the remainder of the contract.
Payments for capacity are fixed throughout the life of the contract. PG&E stopped paying for power purchased under this contract at fixed cost rates in July 1999, although the Company believes that this change from fixed cost rates occurred six months earlier than the power-sales agreement provided. The Company is considering its alternatives concerning this dispute. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 herein. Approximately 9% of the fuel for the plant is purchased pursuant to long-term contracts terminating between calendar 1999 and 2002, under which prices increase in accordance with prescribed schedules or market-based indices. The remainder of the plant's fuel is purchased by the Operating Company on the spot market.

      The power-sales agreements between the Mendota and Woodland (discussed below) Operating Companies and PG&E allowed PG&E to curtail the quantity of power purchased under these agreements by up to 2,000 hours of generating capacity annually. PG&E normally exercised its curtailment rights during periods when cheaper hydroelectric power was available, which generally occurred following periods of heavy rain or snow. Curtailment reduces the power payment received by the Operating Companies and, therefore, has an adverse effect on the financial results of those Operating Companies. In November 1997, the Company renegotiated PG&E's curtailment rights limiting PG&E to 1,000 hours per calendar year effective January 1, 1998. The limitations on PG&E's curtailment rights ended at the same time as the fixed-price portion of its power-sales agreements with Mendota and Woodland. The Company experienced approximately 1,030, 1,560, and 1,720 hours of aggregate utility-imposed curtailments at the two plants during fiscal 1999, 1998, and 1997, respectively.

      Woodland. The Woodland facility is a 25-megawatt agricultural and urban wood waste plant located on a 38-acre site in Woodland, California. The design of the plant is essentially the same as the Mendota plant. The Operating Company is a limited partnership, 100% of which is owned by the Company. The generating equipment is owned by BankBoston Leasing Services Inc., which leases the equipment to the Operating Company through March 2010, with an option to renew or purchase the equipment for fair value. The electricity generated by the plant is sold to PG&E under an SO#4 contract expiring in 2014, at predetermined prices for a fixed period. Payments for capacity are fixed throughout the life of the contract. PG&E stopped paying for power purchased under this contract at fixed cost rates in August 1999, although the Company believes that this change from fixed cost rates occurred six months earlier than the power-sales agreement provided (See "Mendota" above). Approximately 31% of the fuel for the plant is purchased pursuant to long-term contracts terminating in 2000, under which prices increase in accordance with prescribed schedules or market-based indices.
The remaining fuel is purchased by the Operating Company on the spot market.

      The Operating Company has conditions in its nonrecourse lease agreement that require the funding of a "power reserve" in years prior to 2000, based on projections of operating cash flow shortfalls in 2000 and thereafter. The power reserve represents funds available to make lease payments in the event that revenues are not sufficient after the plant converts to avoided cost rates in March 2000. This funding requirement will significantly limit future profit distributions the Operating Company may make to the Company. Accordingly, beginning in the first quarter of fiscal



1997, the Company has expensed the funding of reserves required under Woodland's nonrecourse lease agreement to cover projected shortfalls in lease payments beginning in 2000. Consequently, the results of the Woodland plant were approximately breakeven in fiscal 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference into Item 7 herein.

      Delano I. The Delano I facility is a 27-megawatt agricultural and urban wood waste plant located on a 124-acre site in Delano, California. Southern
California Edison (SCE) purchases power under an SO#4 contract which was to have expired in 2020. Under the contract energy prices were predetermined until September 2000, and then paid at avoided cost for the remainder of the contract.
Approximately 6% of the fuel supply is purchased pursuant to long-term contracts with terms expiring at various dates through 2004 under which prices increase in accordance with prescribed schedules or market-based indices. The remaining fuel is purchased by the Operating Company on the spot market. The Delano I generating equipment was originally owned by Westinghouse Credit Corporation and leased to the Company. In December 1993, the Company purchased Delano I for
$21.5 million in cash and the assumption of $66.9 million original principal amount of nonrecourse, long-term tax-exempt bonds issued by the California
Pollution Control Finance Authority (CPCFA). As of October 2, 1999, $27.2 million principal amount was outstanding on these bonds. These bonds effectively bear interest at a rate of 8.3%, with principal and interest payable semi-annually until maturity in 2000. The cash portion of the purchase price was funded by borrowings from Thermo Electron.

      Delano II. In January 1994, the Delano Operating Company commenced operation of phase II of the Delano project, a 22-megawatt agricultural and urban wood waste plant located on the same site as Delano I. The facility is wholly owned by the Delano Operating Company. Power generated by the Delano II facility is also purchased by SCE under the Delano I contract described above, under which prices were to have been fixed until September 2000. Fuel is also purchased pursuant to the same contracts as Delano I. The Delano II facility is owned by the Company and is subject to $66 million principal amount of nonrecourse, long-term tax-exempt bonds issued by CPCFA. As of October 2, 1999, $6.5 million principal amount was outstanding on these bonds. These bonds effectively bear interest at a rate of 6%, with principal and interest payable semi-annually until maturity in 2000.

      In May 1999, the Company entered into an agreement to terminate the Delano facilities' power-sales agreement effective December 31, 1999. The terms of the agreement call for the Company to receive payments in lieu of operating under the current agreement. As a result of entering into the new agreement, the Company recorded a charge of $51.0 million. See Note 10 to Consolidated
Financial Statements in the Registrant's Fiscal 1999 Annual Report to
Shareholders, which information is incorporated herein by reference. The Company is considering its options for the Delano facilities, including continuing operations at the plant or disposal.

      Czech Republic. In January 1996, the Company, through a wholly owned subsidiary, signed a joint development agreement with a Czech power-development company, EMD Praha Spol s.r.o. The Company owns a 65% interest in this joint venture. The initial focus is on expansion and environmental retrofit of existing Czech energy centers. To support this effort, the Company has opened an office in Prague. The development of projects through the joint venture will be subject to a number of conditions including negotiation of definitive agreements for power sale, fuel supply, construction, and other agreements with third parties. In January 1998, the Company entered into a new joint venture arrangement, superseding the original arrangement, and in connection therewith, indirectly acquired a majority interest in two Czech energy centers near the towns of Tabor and Pribram. At the time of acquisition, the Tabor facility provided 12 megawatts of electrical output and 165 tons per hour of thermal production. In fiscal 1999, the Company completed an expansion and modernization of the energy center to provide approximately 50 megawatts of electrical output to be sold to the local power distribution company and an adjacent industrial customer. At the Pribram facility, the joint venture has purchased five auxiliary boilers that provide thermal service during peak hours. In addition, the Company is exploring other projects relating to expanding and retrofitting existing Czech energy centers through the joint venture.



      Germany. In September 1999, the Company, through a wholly owned subsidiary's participation in a joint venture, acquired a heating plant and steam distribution system in Premnitz, Germany. The Company owns a 65% interest in this joint venture. The Company is researching opportunities to modernize the facility and expand it from its current 58-megawatt capacity.

   Projects in Development

      The State of California's Public Utility Commission (CPUC) mandated the restructuring of California's electric utility industry beginning in March 1998.
Following that mandate, the electric power market in California became more competitive, allowing the Company to acquire two power-generation facilities and related sites in California for approximately $9.5 million in cash and the assumption of certain liabilities. These natural gas-fired facilities, built in the 1950s, had been designated "non must run" by the California Independent
System Operator, meaning they were not essential for assuring the reliable operation of the California power grid. These acquisitions - the 126-megawatt
San Bernadino (Mountainview) facility and the 154-megawatt Highgrove (Riverside) facility - pose an opportunity for repowering with new equipment and technology.
The Company operated these facilities from July to September 1999. The Company has begun development efforts associated with the expansion of operating capacity at the Mountainview facility. The Company intends to repower and expand the facility to approximately 1,100-megawatt capacity and expects that this project will cost approximately $570 million, which the Company expects to finance principally through nonrecourse debt. Expected completion is in fiscal
2003. No assurance can be given that the Company will successfully complete such projects on a timely basis or at all. In addition, to sell power from these facilities, the Company must ensure that it will not be subject to regulation as a holding company under PUHCA and that all necessary approvals from the Federal
Energy Regulatory Commission (FERC) and/or CPUC are obtained. In fiscal 1998, the Company obtained Exempt Wholesale Generator status with respect to these facilities.

      In January 1999, the Company received an exclusive opportunity to develop, construct, and operate a gas turbine, combined-cycle, 210-megawatt electricity-generating facility from the city of Lake Worth, Florida. The estimated cost of this project is expected to be $105 million. The city has also allowed the Company to provide steam to its existing 26.5-megawatt steam turbine. The facility will be built on the site of a Florida municipal electric utility, allowing the Company to connect to the region's natural gas and electricity networks and use the pre-existing steam turbine infrastructure.

      The Company had been exploring opportunities in Italy but in fiscal 1999 reached an agreement with a joint venture partner to sell the Company's interest in projects there to the partner.

      During fiscal 1999, the Company, through Star's 90% participation in a joint venture, began development efforts for a gas storage facility in Adams
County, Colorado. This facility would have an operating capacity of approximately nine billion cubic feet and is expected to cost approximately $35 million. The Company expects to seek nonrecourse financing to fund this project.

Biopesticides

      The Company's Thermo Trilogy subsidiary produces a broad range of biopesticide products. Products produced by Thermo Trilogy include botanical extracts from the seed of tropical neem trees, microbial-based pesticides
(fungal-based insecticides and fungicides, bacculovirus, beneficial nematodes, and Bts), insect pheromone-based products such as traps and lures, and disease-free sugarcane planting stock. As compared to conventional chemical pesticides, most of Thermo Trilogy's products are derived from natural origins with minimal or no toxicity, and are environmentally friendly as they have minimal or no residue and do not harm beneficial insects. Thermo Trilogy's products are used primarily by agricultural farmers, consumers, and pest-control operators and are sold through various distribution channels worldwide.



      Market acceptance of the Company's biopesticide products depends in part on educating customers on the benefits of the Company's products compared to conventional chemical pesticides. Although response from customers to date has been positive, there is no assurance that the Company will be able to obtain satisfactory levels of market acceptance. Thermo Trilogy's business was adversely affected in fiscal 1999 by a downturn in agriculture prices and a related decrease in industry spending.

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

      Public Utility Regulatory Policies Act of 1978, as amended (PURPA). The
U.S. market for nonutility generators selling electricity at wholesale rates developed after the passage of PURPA. Prior to the passage of PURPA, regulated utilities were the primary producers of electric power. PURPA was passed in the wake of the energy crises of the 1970s as a means to increase energy efficiency and foster the development of alternative power-generation technologies. The
1978 enactment of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration and small power-production facilities.

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

      PURPA provides two primary benefits to QFs. First, most QFs are relieved of compliance with certain extensive federal, state, and local regulations that control the development, financial structure, and operation of any energy-producing plant and the prices and terms on which energy may be sold by the plant. Second, FERC's regulations promulgated under PURPA require that electric utilities purchase electricity generated by QFs at a price based on the purchasing utility's full "avoided cost." This is defined as the incremental cost to an electric utility of electric energy or capacity that the utility would have to generate itself or purchase from another source if it did not have power available from the QF. FERC regulations also permit QFs and utilities to negotiate agreements for utility purchases of power at rates lower than the utility's avoided costs. While all of the Company's existing domestic operating projects initially had long-term power-sales agreements at rates equal to or greater than the utilities' current avoided costs, the majority of these contracts have recently either transitioned to avoided cost rates or have been terminated. Further, the current practice is for most power-sales agreements to be awarded at a rate below avoided cost, due to increasing competition for utility contracts. Moreover, whereas in the 1980s power-sales agreements were often entered into as a result of negotiations between a nonutility generator and a utility, increasingly, these agreements are the subject of competitive bidding, which tends to lower the price that a nonutility generator may receive for power. Currently, the demand for the construction of cogeneration plants has significantly diminished in the U.S.; therefore, the Company does not anticipate entering into any new construction projects of this type in the near future.

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

      EPA and Related-state Regulation. No pesticide may be manufactured, used, or sold without federal and state approvals. Such approvals, called registrations, must be obtained for each individual product formulation for use on specific pests for specific crops. Adding new uses, pests, crops, or formulations requires submission of additional applications or data for approval.

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

      (iii)Raw Materials

Energy

      Fuel and operating supplies purchased by the Company's independent power projects are either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

Biopesticides

      Thermo Trilogy relies on overseas producers of the raw materials for its neem-based products and on third parties to manufacture some of its products. In particular, Thermo Trilogy's sole supplier of neem products is P.J. Margo Pvt.
Ltd., a joint venture in India in which Thermo Trilogy holds a 50% interest, pursuant to an exclusive supply contract that expires in 2001. To date, Thermo
Trilogy has experienced no difficulties in obtaining these raw materials;
however, there is no assurance that Thermo Trilogy will have an uninterrupted supply of raw materials or that third-party manufacturers will produce the products at competitive prices.

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

      (v)  Seasonal Influences

Energy

      The Energy segment earns a disproportionately high share of its income in May through October due to rate structures under the power-sale agreements relating to its California plants, which provide strong incentives to operate during this period of high demand. Conversely, the Energy segment historically has operated at a marginal profit during its second fiscal quarter due to the rate structure under these agreements.

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

      (vii)Dependency on a Single Customer

Energy

      The Company derived 10% or more of its revenues during the past three years from its three most significant electric utility customers: PSNH, SCE, and PG&E. Revenues from these three customers as a percentage of total revenues were approximately 16%, 30%, and 26%, respectively, in fiscal 1999.

      (viii)Backlog

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

      (xi) Research and Development

      Research and development expenses for the Company were $2,671,000, $2,398,000, and $1,638,000 in fiscal 1999, 1998, and 1997, respectively.

      (xii)Environmental Protection Regulation

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

      (xiii)Number of Employees

      As of October 2, 1999, the Company employed, directly and through its Operating Companies and subsidiary, a total of 533 employees. None of the employees of the Company or the Operating Companies is represented by a labor union, and the Company considers its relations with its employees to be good.

(d)   Financial Information about Exports by Domestic Operations and about
      Foreign Operations

      Not applicable.



(e)   Executive Officers of the Registrant

        Name                Age   Present Title (Fiscal Year First Became Executive Officer)
        ------------------ ------ -----------------------------------------------------

        Brian D. Holt       50    Chief Executive Officer and President (1994)
        Theo Melas-Kyriazi  40    Chief Financial Officer (1999)
        Parimal S. Patel    56    Executive Vice President (1989)
        Floyd M. Gent       50    Vice President; President, Clean Fuels Division (1994)
        John T. Miller      53    Vice President; President, Clean Power Division (1998)
        Randall W. Miselis  46    Vice President, Accounting and Administration (1996)
        Paul F. Kelleher    57    Chief Accounting Officer (1989)

      All of the Company's executive officers are elected annually by the Board of Directors and serve until their successors are elected and qualified. All executive officers, except Messrs. Melas-Kyriazi, Miller, and Miselis have held comparable positions for at least five years either with the Company or Thermo Electron. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. Mr. Melas-Kyriazi joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. In 1994, he was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument Systems Inc. In 1998, he became Vice President of Corporate Strategy for Thermo Electron. Mr. Miller has been a Vice President of the Company since March 1998. Prior to joining the Company, he served as President and Chief Executive Officer of Pacific Generation Company from 1994 to 1998, overseeing its expansion into international generation projects. From 1990 to 1994, he served as Vice President of Business Development of Pacific Generation Company, and from 1987 to 1990, he served as its Vice President of Operations. Mr. Miselis has been Vice President of Accounting and Administration since January 1996 and has worked for the Company in various accounting capacities since November 1988. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron, but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.  Properties

Energy

      The Company's corporate headquarters are located in Waltham, Massachusetts, and consist of approximately 15,000 square feet that are occupied pursuant to a lease expiring in 2003. The Company also leases office space in Prague, Czech Republic; Roseville, California; Houston, Texas; and Dallas, Texas. The Company's other properties consist of the power plants described under "Operating Projects" and "Projects in Development." The Company owns all of the land on which the plants are built. The K-Fuel Facility is located on approximately 80 acres of land inside the rail loop in Fort Union Mine, in Campbell County, Wyoming, approximately five miles northeast of Gillette, Wyoming. The K-Fuel Facility is comprised of three buildings totaling approximately 7,100 square feet.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

      Information concerning the market and market price for the Registrant's Common Stock, $.10 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

      The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

      The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's Fiscal 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The Registrant's Consolidated Financial Statements and Supplementary Data are included in the Registrant's Fiscal 1999 Annual Report to Shareholders and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

      Set forth below are the names of the directors; their ages; their offices in the Company, if any; their principal occupation or employment for the past five years; the length of their tenure as directors; and the names of other public companies in which such persons hold directorships. Information regarding their beneficial ownership of the Company's Common Stock; the common stock of Thermo Electron, a provider of products and services in measurement instrumentation, biomedical devices, energy, resource recovery, and emerging technologies; and the common stock of its majority-owned subsidiary, Thermo Trilogy, is reported in Item 12 - Security Ownership of Certain Beneficial Owners and Management.

-----------------------------------------------------------------------------------------------------------
Jerry P. Davis          Mr. Davis, 66, has been a director of the Company since its inception in 1989.
                        He also served as the chairman of the board of the Company from February 1994 to
                        January 1997, and as the Company's president and chief executive officer from
                        1989 to February 1994.  Mr. Davis was also a vice president of Thermo Electron from January 1986 to December 1996.
-----------------------------------------------------------------------------------------------------------
George                  N. Hatsopoulos Dr. Hatsopoulos, 72, has been a director
                        of the Company since its inception in 1989. He was the
                        chairman of the board and chief executive officer of
                        Thermo Electron from 1956 to June 1, 1999. He also
                        served as the president of Thermo Electron from 1956 to
                        January 1997. He currently serves as non-executive
                        chairman of the board of Thermo Electron. Dr.
                        Hatsopoulos is also a director of Photoelectron
                        Corporation, Thermedics Inc., Thermo Electron, Thermo
                        Fibertek Inc., Thermo Instrument Systems Inc., and
                        ThermoTrex Corporation.
-----------------------------------------------------------------------------------------------------------
Brian D. Holt           Mr. Holt, 50, has been a director of the Company since January 1995 and president and chief executive officer of the Company since February 1994.  He has been the chief operating officer, energy and environment, of Thermo Electron since
                        September 1998.  From March 1996 to September 1998, he was a vice president of
                        Thermo Electron.  For more than five years prior to his appointment as an officer of the Company, he was president and chief executive officer of Pacific
                        Generation Company, a financier, builder, owner, and operator of independent power facilities.  Mr. Holt is also a director of Thermo TerraTech Inc., The
                        Randers Killam Group Inc., and ThermoRetec Corporation.
-----------------------------------------------------------------------------------------------------------
Frank Jungers           Mr. Jungers, 73, has been a director of the Company since its inception in 1989 and its chairman of the board since January 1997.  He has been a self-employed consultant on business and energy matters since 1977.  He was employed by the
                        Arabian American Oil Company from 1974 to 1977 as chairman and chief executive officer.  Mr. Jungers is also a director of The AES Corporation, Donaldson,
                        Lufkin & Jenrette, Thermo Electron, ThermoQuest Corporation, ONIX Systems Inc.,
                        and Statia Terminals Corp.
-----------------------------------------------------------------------------------------------------------
William H. Keough       Mr. Keough, 62, has been a director of the Company since November 1999.  He was the senior vice president, chief financial officer, and treasurer of the Pioneer
                        Group, Inc. from 1986 to November 1998.  The Pioneer Group Inc. operates various financial services businesses, including global asset management, mutual fund distribution and servicing, venture capital investing, and the natural resources industry.
-----------------------------------------------------------------------------------------------------------
William A. Rainville    Mr. Rainville, 57, has been a director of the Company since November 1995.  He has been president and chief executive officer of Thermo Fibertek, a majority-owned subsidiary of Thermo Electron that develops and manufactures equipment and products for the papermaking and paper-recycling industries, since its inception in 1991.  He has been chief operating officer, recycling and resource recovery systems, of Thermo Electron since September 1998.  Prior to that time, Mr. Rainville had been a senior vice president of Thermo Electron from
                        March 1993 to September 1998 and a vice president of Thermo Electron from 1986 to
                        1993.  From 1984 to January 1993,  Mr. Rainville was the president and chief executive officer of Thermo Electron Web Systems Inc., a subsidiary of Thermo
                        Fibertek.  Mr. Rainville is also a director of Thermo Fibergen Inc., Thermo
                        Fibertek, Thermo TerraTech, and ThermoRetec.
-----------------------------------------------------------------------------------------------------------


Executive Officers

      Reference is made to Item 1(e) of this report for information regarding the Executive Officers of the Company.

Item 11. Executive Compensation

Compensation of Directors

   Cash Compensation

      Outside directors receive an annual retainer of $4,000 and a fee of $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone and for participating in certain meetings of committees of the board of directors. Payment of directors' fees is made quarterly. Dr. Hatsopoulos, Mr. Holt, and Mr. Rainville are all employees of Thermo Electron or its subsidiaries and do not receive any cash compensation from the Company for their services as directors. Directors are also reimbursed for out-of-pocket expenses incurred in attending such meetings.

      In November 1999, the board of directors established a special committee (the Special Committee) for the purpose of evaluating the merits and negotiating the terms of the proposed transaction with Thermo Electron pursuant to which the Company would be taken private. Mr. Keough was appointed the sole member of the Special Committee.

      Mr. Keough, as a member of the Special Committee, receives a one-time retainer of $20,000, a fee of $1,000 per day for attending regular meetings of the Special Committee, and $500 per day for participating in meetings of the Special Committee held by means of conference telephone.

   Deferred Compensation Plan for Directors

      Under the Company's deferred compensation plan for directors (the Deferred Compensation Plan), a director has the right to defer receipt of his cash fees until he ceases to serve as a director, dies, or retires from his principal occupation. In the event of a change in control or proposed change in control of the Company that is not approved by the board of directors, deferred amounts become payable immediately. Any of the following is deemed to be a change of control: (i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors", which term is defined to include directors who were members of Thermo Electron's board on July 1, 1999, or who subsequent to that date were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization, or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron. Amounts deferred pursuant to the Deferred Compensation Plan are valued at the end of each quarter as units of the Company's Common Stock. When payable, amounts deferred may be disbursed solely in shares of Common Stock accumulated under the Deferred Compensation Plan. A total of 37,500 shares of Common Stock have been reserved for issuance under the Deferred Compensation Plan. As of October 2, 1999, deferred units equal to approximately 5,847 full shares of Common Stock were accumulated for current directors under the Deferred Compensation Plan.

   Directors Stock Option Plan

      The Company's directors stock option plan (the Directors Plan) provides for the grant of stock options to purchase shares of Common Stock of the Company and its majority-owned subsidiaries to outside directors as additional compensation for their service as directors. Under the Directors Plan, outside directors are automatically granted options to purchase 1,000 shares of Common Stock annually. The annual grant is made at the close of business on the date of each Annual Meeting of the Stockholders of the Company to each outside director then holding office. Options evidencing annual grants are immediately exercisable at any time from and after the grant date of the option and prior to the earliest to occur of (i) the expiration of the option on the third anniversary of the grant date; (ii) two years after the director ceases to serve as a director of the Company; or (iii) the date of dissolution or liquidation of the Company. Shares acquired upon exercise of the options are subject to repurchase by the Company at the exercise price if the recipient ceases to serve as a director of the Company or another Thermo Electron company prior to the first anniversary of the grant date.

      The exercise price for options granted under the Directors Plan is the average of the closing prices of the Common Stock as reported on the American Stock Exchange (or other principal market on which the Common Stock is then traded) for the five trading days immediately preceding and including the date of grant, or, if the shares are not then traded, at the last price per share paid by third parties in an arms-length transaction prior to the option grant. As of October 2, 1999, options to purchase 90,200 shares of Common Stock had been granted and were outstanding under the Directors Plan, 3,000 options had lapsed, 73,000 options had been exercised, and options to purchase 137,800 shares of Common Stock were reserved and available for grant.

   Compensation of the Chairman of the Board

      Mr. Jungers was appointed the chairman of the board of the Company in January 1997. Mr. Jungers is not an employee of the Company or of any other company affiliated with Thermo Electron. For his service as chairman of the board, Mr. Jungers receives an additional meeting fee equal to $1,000 per day for attending regular meetings of the board of directors and $500 per day for participating in meetings of the board of directors held by means of conference telephone. He also receives an additional option to purchase 1,000 shares of the Common Stock at an exercise price equal to the average closing price for the five days preceding and including the date of grant, which is awarded at the first regular meeting of the board of directors following the Annual Meeting of the Stockholders in conjunction with his reappointment as chairman of the board.

Stock Ownership Policies for Directors

      The human resources committee of the board of directors (the Committee) has established a stock holding policy for directors. The stock holding policy requires each director to hold a minimum of 1,000 shares of Common Stock. Directors are requested to achieve this ownership level within a three-year period. The chief executive officer of the Company is required to comply with a separate stock holding policy established by the Committee, which is described below.

      In addition, the Committee has adopted a policy requiring directors to hold shares of the Company's Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option. This policy is also applicable to executive officers and is described below.

Summary Compensation Table

      The following table summarizes compensation during the last three fiscal years for services to the Company in all capacities, except as otherwise indicated below, awarded to, earned by, or paid to the Company's chief executive officer and its four other most highly compensated executive officers who were employed by the Company as of the end of the fiscal year. These executive officers are together referred to as the "named executive officers."

      The Company is required to appoint certain executive officers and full-time employees of Thermo Electron as executive officers of the Company, in accordance with the Thermo Electron Corporate Charter. The compensation for these executive officers is determined and paid entirely by Thermo Electron. The time and effort devoted by these individuals to the Company's affairs is provided to the Company under the Corporate Services Agreement between the Company and Thermo Electron. See Item 13 Certain Relationships and Related Transactions. Accordingly, the compensation for these individuals is not reported in the following table.

                           Summary Compensation Table
-----------------------------------------------------------------------------------------------------------
                                      Annual Compensation       Long-term Compensation       All
                          Fiscal                                                             Other
Name and Principal         Year                                 Restricted Securities        Compensation
Position                                                                                     (4)
                                                                Stock
                                      Salary Bonus (1)          Award (2)  Underlying
                                                                           Options (3)
-----------------------------------------------------------------------------------------------------------

Brian D. Holt (5)          1999       $159,115           n/a    $58,800 (TCK)   --           $  7,200
 Chief Executive Officer   1998       $198,000      $108,000                    --           $  6,429
  and President            1997       $182,250      $189,000                  60,000(TCK)    $  6,107
                                                                              40,000(TRIL)
-----------------------------------------------------------------------------------------------------------
Parimal S. Patel           1999       $173,400     $  78,000    $21,470 (TMO) 8,000 (TCK)    $  7,200
  Executive Vice
   President                                                                  2,500 (TMO)
                           1998       $170,000     $  68,400                  2,700 (TCK)    $  6,850
                                                                              5,300 (TMO)
                           1997       $167,000     $  51,500                  15,800(TCK)    $  6,993
                                                                              2,400 (TMO)
                                                                              2,500 (TRIL)
-----------------------------------------------------------------------------------------------------------
John T. Miller (6)         1999       $165,000     $  65,000    $14,313 (TMO) 10,000(TCK)     $34,401 (7)
  Vice President;
   President, Clean Power
   Division                1998      $  76,154     $  65,000                  38,000(TCK)     $19,500 (7)
                                                                              16,300(TMO)
                                                                              5,000 (TRIL)
-----------------------------------------------------------------------------------------------------------
Floyd M. Gent              1999       $150,000     $  56,300    $  8,588 (TMO)2,700 (TCK)    $  7,550
  Vice President;
   President, Clean Fuels
   Division                1998       $138,700     $  55,800                    600 (TCK)    $  5,847
                                                                              3,000 (TMO)
                           1997       $133,000     $  10,500                    100 (TMO)    $  7,359
                                                                              2,500 (TRIL)
-----------------------------------------------------------------------------------------------------------

Randall W. Miselis         1999       $110,700     $  33,200    $  4,294 (TMO)  400 (TCK)    $  6,710
 Vice President,           1998       $100,600     $  38,400                    400 (TCK)    $  7,200
  Accounting &
  Administration           1997      $  93,000     $  29,100                    100 (TCK)    $  5,643
                                                                              2,500 (TRIL)

(1) Beginning with fiscal 1997, the Company changed its compensation practices to determine bonuses for the named executive officers, other than the chief executive officer, based on fiscal year performance rather than calendar year performance. Accordingly, for all named executive officers other than Mr. Holt, the bonuses for fiscal 1997 represent the prorated bonus paid for performance during the nine-month period from January 1, 1997, through September 27, 1997. Due to Mr. Holt's position as chief operating officer, environmental and energy, of Thermo Electron, his bonus will continue to be determined and paid based on performance for the calendar year. Mr. Holt's bonus for 1999 has not been determined as of the date hereof.




(2) In fiscal 1999, Mr. Holt was awarded 5,600 shares of restricted stock of the Company with a value of $58,800 on the grant date, and Messrs. Patel, Miller, Gent, and Miselis were granted 1,500, 1,000, 600, and 300 shares, respectively, of restricted stock of Thermo Electron with a value of $21,470, $14,313, $8,588, and $4,294, respectively, on the grant date. Mr.
    Holt's restricted stock awards vest in their entirety on January 27, 2002.
    The restricted stock awarded to Messrs. Patel, Miller, Gent, and Miselis vest in their entirety on September 22, 2002. Holders of restricted stock are eligible for dividend payments. At the end of fiscal 1999, Mr. Holt held
    5,600 shares of restricted stock with an aggregate value of $51,800 and Messrs. Patel, Miller, Gent, and Miselis held 1,500, 1,000, 600, and 300 shares, respectively, of restricted stock with an aggregate value of $20,344, $13,563, $8,138, and $4,069, respectively.
(3) Options granted by the Company are designated in the table as "TCK." In addition, the named executive officers have also been granted options to purchase common stock of the Thermo Electron and its majority-owned subsidiaries from time to time as part of Thermo Electron's stock option program. Options have been granted during the last three fiscal years in the following Thermo Electron companies: Thermo Electron (designated in the table as TMO) and Thermo Trilogy Corporation (designated in the table as
    TRIL). Mr. Holt was appointed an officer of Thermo Electron in March 1996 and has been granted options to purchase common stock of Thermo Electron since that date. These options are not reported in the table as they were granted as compensation for service in a capacity other than in his capacity as the chief executive officer of the Company.
(4) Except as indicated in footnote (7) below, represents the amount of matching contributions made by the individual's employer on behalf of executive officers participating in the Thermo Electron 401(k) plan.
(5) Mr. Holt was appointed chief executive officer of the Company in February
    1994, vice president of Thermo Electron in March 1996, and chief operating officer, energy and environmental, of Thermo Electron in September 1998. Mr.
    Holt has also been responsible for certain operations of Thermo Electron since the commencement of his employment in February 1994, and a portion of his annual cash compensation (salary and bonus) has been allocated to and paid by Thermo Electron in each of the fiscal years reported for the time he devoted to these responsibilities. The annual cash compensation (salary and bonus) reported in the table for Mr. Holt represents the amount paid by the Company for Mr. Holt's services as its chief executive officer. For calendar
    1999, 1998, and 1997, approximately 60%, 90%, and 90%, respectively, of Mr.
    Holt's salary earned in all capacities throughout the Thermo Electron organization was paid by the Company for his services as its chief executive officer. For calendar 1999, 1998, and 1997, approximately 60%, 90%, and 82%, respectively, of Mr. Holt's total bonus earned in all capacities throughout the Thermo Electron organization was or will be paid by the Company for his performance as the Company's chief executive officer. Mr. Holt's bonus is determined and paid based upon performance for the calendar year.
(6) Mr. Miller was appointed vice president; president, clean power division of the Company, effective as of March 23, 1998.
(7) In addition to the matching contributions set forth in footnote (4) above, this amount includes $4,500 of temporary living expenses and $15,000 of travel and relocation expenses for fiscal 1998 and $13,500 of temporary living expenses and $20,901 of relocation expenses for fiscal 1999.



Stock Options Granted During Fiscal 1999

      The following table sets forth information concerning individual grants of stock options made during fiscal 1999 to the Company's named executive officers.
It has not been the Company's policy in the past to grant stock appreciation rights, and no such rights were granted during fiscal 1999.

                          Option Grants in Fiscal 1999
----------------------------------------------------------------------------------------------------------
                                                                                      Potential Realizable
                                    Number of      Percent of                         Value at Assumed
                                    Securities                                        Annual Rates of
                                    Underlying     Total Options  Exercise            Stock Price
                                    Options        Granted to     Price per Expiration Price Appreciation
Name                                Granted and    Employees in             Date       for Option Term (2)
                                    Company (1)    Fiscal Year    Share                 5%         10%
----------------------------------------------------------------------------------------------------------

Brian D. Holt                          --                --             --       --        --        --
----------------------------------------------------------------------------------------------------------
Parimal S. Patel                    3,000 (TCK)        3.6%         $10.54  12/03/01  $ 4,980     $10,466
                                    5,000 (TCK)        6.0%         $10.54  12/03/03  $14,560     $32,174
                                    2,500 (TMO)       0.05% (3)     $14.81  09/22/04  $10,230     $22,604
----------------------------------------------------------------------------------------------------------
John T. Miller                     10,000 (TCK)       12.0%         $10.54  12/03/03  $29,120     $64,348
----------------------------------------------------------------------------------------------------------
Floyd M. Gent                         700 (TCK)        0.8%         $10.54  12/03/01  $ 1,160     $ 2,442
                                    2,000 (TCK)        2.4%         $10.54  12/03/03  $ 5,820     $12,870
----------------------------------------------------------------------------------------------------------
Randall W. Miselis                    400 (TCK)        0.5%         $10.54  12/03/01  $   660     $ 1,395
----------------------------------------------------------------------------------------------------------

(1) As part of Thermo Electron's stock option program, options have been granted during fiscal 1999 to the named executive officers to purchase the common stock of the Company and Thermo Electron. All of the options granted during the fiscal year are immediately exercisable at the date of grant. In all cases, the shares acquired upon exercise are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment. The repurchase rights generally lapse ratably over a three- to seven-year period, depending on the option term, which may vary from three to seven years, provided the optionee continues to be employed by the granting company or any other Thermo Electron company. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (3) under Summary Compensation Table above for the company abbreviations used in this table.
(2) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock of the applicable corporation, the optionee's continued employment through the option period, and the date on which the options are exercised.
(3) These options were granted under stock option plans maintained by Thermo
    Electron or its subsidiaries other than the Company as part of Thermo
    Electron's compensation program and accordingly are reported as a percentage of total options granted to employees of Thermo Electron and its subsidiaries.



Stock Options Exercised During Fiscal 1999 and Fiscal Year-End Option Values

      The following table reports certain information regarding stock option exercises during fiscal 1999 and outstanding stock options held at the end of fiscal 1999 by the Company's named executive officers. No stock appreciation rights were exercised or were outstanding during fiscal 1999.

            Aggregated Option Exercises In Fiscal 1999 And Fiscal 1999 Year-End Option Values
----------------------------------------------------------------------------------------------------------
                                                                          Number of          Value of
                                                                         Unexercised       Unexercised
                                             Shares                   Options at Fiscal    In-the-Money
                                           Acquired on                     Year-End         Options at
                                            Exercise        Value       (Exercisable/    Fiscal Year-End
Name                         Company (1)                Realized (2)  Unexercisable) (1)  (Exercisable/
                                                                                          Unexercisable)
----------------------------------------------------------------------------------------------------------

Brian D. Holt (3)                TCK           --            --         210,000  /0       $513,000  /--
                                 TMO           --            --         138,750  /0 (4)  $          /--
                                                                                                 0
                                 TBA           --            --           2,000  /0      $  15,750 /--
                                 TFG           --            --           2,000  /0      $         /--
                                                                                             2,500
                                 TLZ           --            --           5,000  /0      $         /--
                                                                                                 0
                                 TLT           --            --               0  /2,000         -- /$0
                                                                                                   (5)
                                 TOC           --            --           6,000  /0      $         /--
                                                                                                 0
                                 TMQ           --            --           6,000  /0      $         /--
                                                                                                 0
                                 TSR           --            --           2,000  /0      $         /--
                                                                                                 0
                                TRIL           --            --               0  /40,000        -- /$0
                                                                                                   (5)
                                 TXM           --            --           4,000  /0      $         /--
                                                                                                 0
----------------------------------------------------------------------------------------------------------
Parimal S. Patel                 TCK           --            --          49,000  /0      $  84,375 /--
                                 TMO           --            --          29,362  /0 (4)  $   1,248 /--
                                 TFT          2,700        $12,320           --  /--            -- /--
                                TRIL           --            --               0  /2,500         -- /$0
                                                                                                   (5)
----------------------------------------------------------------------------------------------------------
John T. Miller                   TCK           --            --          48,000  /0                /--
                                                                                         $
                                                                                                 0
                                 TMO           --            --          16,300  /0      $         /--
                                                                                                 0
                                TRIL           --            --               0  /5,000         -- /$0
                                                                                                   (5)
----------------------------------------------------------------------------------------------------------
Floyd M. Gent                    TCK           --            --          55,800  /0       $170,625 /--
                                 TMO           --            --          33,100  /0      $       0 /--
                                TRIL           --            --               0  /2,500         -- /$0
                                                                                                   (5)
----------------------------------------------------------------------------------------------------------
Randall W. Miselis               TCK           --            --          45,900  /0      $  52,500 /--
                                 TMO           --            --          15,100  /0      $       0 /--
                                TRIL           --            --               0  /2,500         -- /$0
                                                                                                   (5)
----------------------------------------------------------------------------------------------------------

(1) All of the options reported outstanding at the end of the fiscal year are immediately exercisable as of fiscal year-end, except options to purchase the common stock of ThermoLyte Corporation and Thermo Trilogy Corporation, which are not exercisable until the earlier of (i) 90 days after the effective date of the registration of that company's common stock under
    Section 12 of the Exchange Act or (ii) nine years from the grant date. In all cases, the shares acquired upon exercise of the options reported in the table are subject to repurchase by the granting company at the exercise price if the optionee ceases to be employed by such company or any other
    Thermo Electron company. The granting company may exercise its repurchase rights within six months after the termination of the optionee's employment.
    For publicly-traded companies, the repurchase rights generally lapse ratably over a one- to ten-year period, depending on the option term, which may vary from five to twelve years, provided that the optionee continues to be employed by the granting company or another Thermo Electron company. For companies that are not publicly-traded, the repurchase rights lapse in their entirety on the ninth anniversary of the grant date. The granting company may permit the holder of options to exercise options and to satisfy tax withholding obligations by surrendering shares equal in fair market value to the exercise price or withholding obligation. Please see footnote (3) under Summary Compensation Table above for the company abbreviations used in this table. In addition, company abbreviations used in this table and not defined in footnote (3) are defined as follows: Thermo BioAnalysis Corporation
    (designated in the table as TBA), Thermo Fibertek Inc. (designated in the table as TFT), Thermo Fibergen Inc. (designated in the table as TFG), ThermoLase Corporation (designated in the table as TLZ), ThermoLyte
    (designated in the table as TLT), Thermo Optek Corporation (designated in the table as TOC), ThermoQuest Corporation (designated in the table as TMQ), Thermo Sentron Inc. (designated in the table as TSR), and Trex Medical
    Corporation (designated in the table as TXM).
(2) Amounts shown in this column do not necessarily represent actual value realized from the sale of the shares acquired upon exercise of the option because in many cases the shares are not sold on exercise but continue to be held by the named executive officer exercising the option. The amounts shown represent the difference between the option exercise price and the market price on the date of exercise, which is the amount that would have been realized if the shares had been sold immediately upon exercise.
(3) As an officer of Thermo Electron, Mr. Holt also holds unexercised options to purchase common stock of Thermo Electron and its subsidiaries other than the Company. These options are not reported in the table as they were granted as compensation for service to other Thermo Electron companies in capacities other than his capacity as the chief executive officer of the Company.
(4) Options to purchase 67,500 and 15,000 shares of the common stock of Thermo
    Electron granted to Mr. Holt and Mr. Patel, respectively, are subject to the same terms described in footnote (1), except that the repurchase rights of the granting corporation generally do not lapse until the tenth anniversary of the grant date. In the event of the employee's death or involuntary termination prior to the tenth anniversary of the grant date, the repurchase rights of the granting corporation shall be deemed to have lapsed ratably over a five-year period commencing with the fifth anniversary of the grant date
(5) No public market existed for the shares underlying these options as of October 2, 1999. Accordingly, no value in excess of exercise price has been attributed to these options.

Executive Retention Agreements

      Thermo Electron has entered into agreements with certain executive officers and key employees of Thermo Electron and its subsidiaries that provide severance benefits if there is a change in control of Thermo Electron and their employment is terminated by Thermo Electron "without cause" or by the individual for "good reason," as those terms are defined therein, within 18 months thereafter. For purposes of these agreements, a change in control exists upon
(i) the acquisition by any person of 40% or more of the outstanding common stock or voting securities of Thermo Electron; (ii) the failure of the Thermo Electron board of directors to include a majority of directors who are "continuing directors," which term is defined to include directors who were members of Thermo Electron's board on the date of the agreement or who subsequent to the date of the agreement were nominated or elected by a majority of directors who were "continuing directors" at the time of such nomination or election; (iii) the consummation of a merger, consolidation, reorganization, recapitalization, or statutory share exchange involving Thermo Electron or the sale or other disposition of all or substantially all of the assets of Thermo Electron unless immediately after such transaction (a) all holders of Thermo Electron common stock immediately prior to such transaction own more than 60% of the outstanding voting securities of the resulting or acquiring corporation in substantially the same proportions as their ownership immediately prior to such transaction and
(b) no person after the transaction owns 40% or more of the outstanding voting securities of the resulting or acquiring corporation; or (iv) approval by stockholders of a complete liquidation or dissolution of Thermo Electron.




      In 1998, Thermo Electron authorized an executive retention agreement with each of Brian D. Holt, Floyd M. Gent, and John T. Miller. This agreement provides that in the event the individual's employment is terminated under the circumstances described above, the individual would be entitled to a lump sum payment equal to the sum of (a) in the case of Mr. Holt, two times, and in the case of Messrs. Gent and Miller, one times his highest annual base salary in any 12 month period during the prior five-year period, plus (b) in the case of Mr.
Holt, two times and in the case of Messrs. Gent and Miller, one times his highest annual bonus in any 12-month period during the prior five-year period.
In addition, the individual would be provided benefits for a period of, in the case of Mr. Holt, two years, and in the case of Messrs. Gent and Miller, one year after such termination substantially equivalent to the benefits package the individual would have been otherwise entitled to receive if he was not terminated. Further, all repurchase rights of Thermo Electron and its subsidiaries shall lapse in their entirety with respect to all options and restricted stock that the individual holds in Thermo Electron and its subsidiaries, including the Company, as of the date of the change in control.
Finally, the individual would be entitled to a cash payment equal to, in the case of Mr. Holt, $20,000, and in the case of Messrs. Gent and Miller, $15,000, to be used toward outplacement services.

      Assuming that the severance benefits would have been payable as of October
2, 1999, the lump sum salary and bonus payment under such agreement to Messrs.
Holt, Gent and Miller would have been approximately $1,040,000, $234,500, and $230,000, respectively. In the event that payments under these agreements are deemed to be so called "excess parachute payments" under the applicable provisions of the Internal Revenue Code of 1986, as amended (the Internal
Revenue Code), the individuals would be entitled to receive a gross-up payment equal to the amount of any excise tax payable by such individual with respect to such payment, plus the amount of all other additional taxes imposed on such individual attributable to the receipt of such gross-up payment.

Stock Ownership Policies

      The Committee established a stock holding policy for executive officers of the Company that required executive officers to own a multiple of their compensation in shares of Common Stock. For the chief executive officer, the multiple is one times his base salary and reference incentive compensation for the fiscal year. For all other officers, the multiple was one times the officer's base salary. The Committee deemed it appropriate to permit officers to achieve these ownership levels over a three-year period. The policy has been amended to apply only to the chief executive officer.

      In order to assist executive officers in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company is authorized to make interest-free loans to executive officers to enable them to purchase shares of Common Stock in the open market. This plan was also amended to apply only to the chief executive officer. The loans are required to be repaid upon the earlier of demand or the tenth anniversary of the date of the loan, unless otherwise determined by the Committee.

      The Committee also has a policy requiring its executive officers to hold shares of Common Stock equal to one-half of their net option exercises over a period of five years. The net option exercise is determined by calculating the number of shares acquired upon exercise of a stock option, after deducting the number of shares that could have been traded to exercise the option and the number of shares that could have been surrendered to satisfy tax withholding obligations attributable to the exercise of the option.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth the beneficial ownership of Common Stock, as well as the common stock of Thermo Electron and each majority-owned subsidiary of the Company, as of October 2, 1999, with respect to (i) each director, (ii) each executive officer named in the summary compensation table set forth in Item 11 - Executive Compensation (the named executive officers) and
(iii) all directors and current executive officers as a group. In addition, the following table sets forth the beneficial ownership of Common Stock, as of October 2, 1999, with respect to each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock.




      While certain directors or executive officers of the Company are also directors and executive officers of Thermo Electron or its subsidiaries other than the Company, all such persons disclaim beneficial ownership of the shares of Common Stock beneficially owned by Thermo Electron.

Name (1)                                            Thermo Ecotek      Thermo Electron      Thermo Trilogy
                                                   Corporation (2)     Corporation (3)      Corporation (4)
-------------------------------------------------------------------------------------------------------------

Thermo Electron Corporation (5)                     33,865,203                  N/A                N/A
Jerry P. Davis                                         101,426               32,670                  0
Floyd M. Gent                                           60,380               33,100                  0
George N. Hatsopoulos                                   25,579            3,889,697                  0
Brian D. Holt                                          215,600              287,941                  0
Frank Jungers                                           49,706              176,302              3,000
William H. Keough                                            0                    0                  0
John T. Miller                                          48,000               16,500                  0
Randall W. Miselis                                      47,706               15,855                  0
Parimal S. Patel                                        88,868               58,874                  0
William A. Rainville                                     4,467              360,752                  0
All directors and current executive officers           649,232            5,386,885              3,000
 as a group (12 persons)

(1) Except as reflected in the footnotes to this table, shares of Common Stock of the Company and of the common stock of Thermo Electron and Thermo Trilogy beneficially owned consist of shares owned by the indicated person or by that person for the benefit of minor children, and all share ownership includes sole voting and investment power.
(2) Shares of the Common Stock beneficially owned by Mr. Davis, Mr. Gent, Dr. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Miller, Mr. Miselis, Mr. Patel, and all directors and executive officers as a group include 10,000, 55,800, 15,000, 210,000, 6,000, 48,000, 45,900, 49,000, and 447,200 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares of the Common Stock beneficially owned by Mr. Jungers and all directors and executive officers as a group include 3,156 shares allocated through October 2, 1999, to his account maintained pursuant to the Company's Deferred Compensation Plan for Directors. Shares beneficially owned by Mr. Davis include 91,426 shares held by Mr. Davis' spouse. Shares beneficially owned by Mr. Jungers include 500 shares held by Mr. Jungers' spouse. No director or named executive officer beneficially owned more than 1% of the Common Stock as of October 2, 1999; all directors and current executive officers as a group beneficially owned 1.80% of the Common Stock outstanding as of such date.
(3) Shares of the common stock of Thermo Electron beneficially owned by Mr. Davis, Mr. Gent, Dr. Hatsopoulos, Mr. Holt, Mr. Jungers, Mr. Miller, Mr. Miselis, Mr. Patel, Mr. Rainville, and all directors and executive officers as a group include 5,377, 33,100, 2,206,486, 284,948, 9,693, 16,300, 15,100,
    29,362, 294,630, and 3,338,081 shares, respectively, that such person or group has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Shares of the common stock of Thermo Electron beneficially owned by Mr. Davis, Dr. Hatsopoulos, and all directors and executive officers as a group include 1,716, 2,266 and 6,479 full shares, respectively, allocated to accounts maintained pursuant to Thermo Electron's employee stock ownership plan, of which the trustees, who have investment power over its assets, were, as of October 2, 1999, executive officers of Thermo Electron. Shares of the common stock of Thermo Electron beneficially owned by Mr. Jungers and all directors and executive officers as a group include 80,427 full shares allocated through October 2, 1999, to Mr. Junger's account maintained pursuant to Thermo Electron's deferred compensation plan for Directors. Shares beneficially owned by Mr. Davis include 25,577 shares held by Mr. Davis' spouse. Shares beneficially owned by Dr. Hatsopoulos include 144,437 shares held by his spouse, 330,747 shares held by a family trust of which his spouse is the trustee and 566,262 shares held by a family limited partnership indirectly controlled by Dr. Hatsopoulos. Shares beneficially owned by Dr. Hatsopoulos also include 50,000 shares that a family trust, of which Dr. Hatsopoulos' spouse is the trustee, has the right to acquire within 60 days of October 2, 1999, and 2,149,500 shares that a family limited partnership indirectly controlled by Dr. Hatsopoulos has the right to acquire within 60 days of October 2, 1999, through the exercise of stock options. Dr. Hatsopoulos disclaims beneficial interest in the shares owned by the family limited partnership except to the extent of his pecuniary interest therein. Shares beneficially owned by Mr. Jungers include 4,500 shares held by Mr. Jungers' spouse. No director or named executive officer beneficially owned more than 1% of the common stock of Thermo Electron as of October 2, 1999, except for Dr. Hatsopoulos, who beneficially owned 2.42% of such common stock; all directors and current executive officers as a group beneficially owned 3.37% of the common stock of Thermo Electron outstanding as of such date.
(4) The beneficial ownership of shares of the common stock of Thermo Trilogy is presented as of October 2, 1999. As of October 2, 1999, no director or executive officer beneficially owned more than 1% of the outstanding common stock of Thermo Trilogy; all directors and current executive officers as a group beneficially owned less than 1% of Thermo Trilogy common stock outstanding as of such date.
(5) Thermo Electron beneficially owned 93.68% of the Common Stock as of October 2, 1999. Shares beneficially owned by Thermo Electron include 171,272 shares issuable upon conversion of $2,826,000 in principal amount of the Company's 4 7/8% Subordinated Convertible Debentures due 2004. Thermo Electron's address is 81 Wyman Street, Waltham, Massachusetts 02454-9046. As of October 2, 1999, Thermo Electron had the power to elect all of the members of the Company's board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, (the Exchange Act) requires the Company's directors and executive officers, and beneficial owners of more than 10% of the Common Stock, such as Thermo Electron, to file with the Securities and Exchange Commission initial reports of ownership and periodic reports of changes in ownership of the Company's securities. Based upon a review of such filings, all Section 16(a) filing requirements applicable to such persons were complied with during fiscal 1999, except in the following instances: Mr. Jungers, a director of the Company, filed one transaction late, reporting the exempt grant of stock options. Thermo Electron filed one Form 4 late, reporting a total of six transactions associated with the cancellation and grant of options to purchase Common Stock granted to employees under its stock option program.

Item 13. Certain Relationships and Related Transactions

      Thermo Electron has, from time to time, caused its subsidiaries to sell minority interests to investors, resulting in several majority-owned, private and publicly-held subsidiaries. Thermo Electron has created the Company as a majority-owned, publicly-held subsidiary. The Company and such other majority-owned Thermo Electron subsidiaries are hereinafter referred to as the "Thermo Subsidiaries."

      Thermo Electron and each of the Thermo Subsidiaries recognize that the benefits and support that derive from their affiliation are essential elements of their individual performance. Accordingly, Thermo Electron and each of the Thermo Subsidiaries, including the Company, have adopted the Thermo Electron Corporate Charter (the Charter) to define the relationships and delineate the nature of such cooperation among themselves. The purpose of the Charter is to ensure that (1) all of the companies and their stockholders are treated consistently and fairly, (2) the scope and nature of the cooperation among the companies, and each company's responsibilities, are adequately defined, (3) each company has access to the combined resources and financial, managerial and technological strengths of the others, and (4) Thermo Electron and the Thermo Subsidiaries, in the aggregate, are able to obtain the most favorable terms from outside parties.

      To achieve these ends, the Charter identifies the general principles to be followed by the companies, addresses the role and responsibilities of the management of each company, provides for the sharing of group resources by the companies and provides for centralized administrative, banking and credit services to be performed by Thermo Electron. The services provided by Thermo Electron include collecting and managing cash generated by members, coordinating the access of Thermo Electron and the Thermo Subsidiaries (the Thermo Group) to external financing sources, ensuring compliance with external financial covenants and internal financial policies, assisting in the formulation of long-range planning and providing other banking and credit services. Pursuant to the Charter, Thermo Electron may also provide guarantees of debt or other obligations of the Thermo Subsidiaries or may obtain external financing at the parent level for the benefit of the Thermo Subsidiaries. In certain instances, the Thermo Subsidiaries may provide credit support to, or on behalf of, the consolidated entity or may obtain financing directly from external financing sources. Under the Charter, Thermo Electron is responsible for determining that the Thermo Group remains in compliance with all covenants imposed by external financing sources, including covenants related to borrowings of Thermo Electron or other members of the Thermo Group, and for apportioning such constraints within the Thermo Group. In addition, Thermo Electron establishes certain internal policies and procedures applicable to members of the Thermo Group. The cost of the services provided by Thermo Electron to the Thermo Subsidiaries is covered under existing corporate services agreements between Thermo Electron and the Thermo Subsidiaries.

      The Charter currently provides that it shall continue in effect so long as Thermo Electron and at least one Thermo Subsidiary participate. The Charter may be amended at any time by agreement of the participants. Any Thermo Subsidiary, including the Company, can withdraw from participation in the Charter upon 30 days' prior notice. In addition, Thermo Electron may terminate a subsidiary's participation in the Charter in the event the subsidiary ceases to be controlled by Thermo Electron or ceases to comply with the Charter or the policies and procedures applicable to the Thermo Group. A withdrawal from the Charter automatically terminates the corporate services agreement and tax allocation agreement (if any) in effect between the withdrawing company and Thermo Electron. The withdrawal from participation does not terminate outstanding commitments to third parties made by the withdrawing company, or by Thermo Electron or other members of the Thermo Group, prior to the withdrawal. In addition, a withdrawing company is required to continue to comply with all policies and procedures applicable to the Thermo Group and to provide certain administrative functions mandated by Thermo Electron so long as the withdrawing company is controlled by or affiliated with Thermo Electron.

      As provided in the Charter, the Company and Thermo Electron have entered into a Corporate Services Agreement (the Services Agreement) under which Thermo Electron's corporate staff provides certain administrative services, including certain legal advice and services, risk management, employee benefit administration, tax advice and preparation of tax returns, centralized cash management, and financial and other services to the Company. The Company was assessed an annual fee equal to 0.8% of the Company's revenues for these services in fiscal 1999. The annual fee will remain at 0.8% of the Company's revenues for fiscal 2000. The fee is reviewed annually and may be changed by mutual agreement of the Company and Thermo Electron. During fiscal 1999, Thermo Electron assessed the Company $1.6 million in fees under the Services Agreement. Management believes that the charges under the Services Agreement are reasonable and that the terms of the Services Agreement are fair to the Company. In fiscal 1999, the Company was billed an additional $18,100 by Thermo Electron for certain administrative services required by the Company that were not covered by the Services Agreement. The Services Agreement automatically renews for successive one-year terms, unless canceled by the Company upon 30 days' prior notice. In addition, the Services Agreement terminates automatically in the event the Company ceases to be a member of the Thermo Group or ceases to be a participant in the Charter. In the event of a termination of the Services Agreement, the Company will be required to pay a termination fee equal to the fee that was paid by the Company for services under the Services Agreement for the nine-month period prior to termination. Following termination, Thermo Electron may provide certain administrative services on an as-requested basis by the Company or as required in order to meet the Company's obligations under Thermo Electron's policies and procedures. Thermo Electron will charge the Company a fee equal to the market rate for comparable services if such services are provided to the Company following termination.

      The Company and Thermo Electron have a Tax Allocation Agreement (Tax Allocation Agreement) under which the Company is included in the consolidated federal and certain state income tax returns filed by Thermo Electron. The Tax Allocation Agreement provides that Thermo Electron charges or pays the Company amounts based on the Company's relative contribution to Thermo Electron's tax liability. If in any year the Company incurs a loss or generates a tax credit, Thermo Electron shall pay the Company the amount of such benefit realized by Thermo Electron attributable to such loss or tax credit on the earlier of (i) the year in which the Company would have obtained a tax benefit from such loss or tax credit of the Company had filed separate federal income tax returns or
(ii) the year
in which the applicable carry-forward period with respect to such loss or tax credit expires. As of October 2, 1999, the aggregate net amount due to the Company from Thermo Electron pursuant to the Tax Allocation Agreement is approximately $5.6 million.

      At October 2, 1999, the Company owed Thermo Electron and its other subsidiaries an aggregate of approximately $0.7 million for amounts due under the Services Agreement and related administrative charges and for miscellaneous items, net of amounts owed to the Company for miscellaneous items. The largest amount of net indebtedness owed by the Company to Thermo Electron and its other subsidiaries since October 3, 1998, was approximately $2.8 million. These amounts do not bear interest and are expected to be paid in the normal course of business.

      As of October 2, 1999, $17.8 million of the Company's cash equivalents were invested in a cash management arrangement with Thermo Electron, which was effective June 1999. Under the cash management arrangement, the Company lends its excess cash to Thermo Electron and has the contractual right to withdraw its invested funds upon 30 days' prior notice. Thermo Electron is contractually required to maintain cash, cash equivalents and/or immediately available bank lines of credit equal to at least 50% of all the funds invested under the arrangement by all Thermo Electron subsidiaries other than wholly-owned subsidiaries. The Company's funds invested in the cash management arrangement earn a rate equal to the 30-day Dealer Commercial Paper Rate as reported in The Wall Street Journal plus 50 basis points, set at the beginning of each month.

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would be merged into Thermo Electron. As a result, the Company would become a wholly owned subsidiary of Thermo Electron. The public shareholders of the Company would receive common stock in Thermo Electron in exchange for their shares. The completion of this transaction is subject to numerous conditions, including the establishment of a price and exchange ratio; confirmation of anticipated tax consequences; the negotiation and execution of a definitive merger agreement; the receipt of a fairness opinion from an investment banking firm that the transaction is fair to the Company's shareholders (other than Thermo Electron) from a financial point of view; the approval of the Company's Board of Directors, including its independent directors; and completion of review by the Securities and Exchange Commission of any necessary documents regarding the proposed transactions.

Stock Holding Assistance Plan

      The Committee established a stock holding policy that requires the chief executive officer to acquire and hold a minimum number of shares of Common Stock. In order to assist the chief executive officer in complying with the policy, the Committee also adopted a stock holding assistance plan under which the Company may make interest-free loans to the chief executive officer, to enable him to purchase the Common Stock in the open market. No such loans are currently outstanding under the plan.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a, d)  Financial Statements and Schedule

      (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

      (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

      (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

        List of Financial Statements and Schedule Referenced in this Item 14

        Information incorporated by reference from Exhibit 13 filed herewith:

               Consolidated Statement of Operations
               Consolidated Balance Sheet
               Consolidated Statement of Cash Flows
               Consolidated Statement of Comprehensive Income and Shareholders'
                Investment
               Notes to Consolidated Financial Statements
               Report of Independent Public Accountants

        Financial Statement Schedules filed herewith:

               Schedule I:  Condensed Financial Information of the Registrant

               Schedule II: Valuation and Qualifying Accounts

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

Date:  December 15, 1999              THERMO ECOTEK CORPORATION

                                      By: /s/ Brian D. Holt
                                      Brian D. Holt
                                      President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of December 15, 1999.

Signature                             Title

By:  /s/ Brian D. Holt                President, Chief Executive Officer, and
     Brian D. Holt                    Director


By:  /s/ Theo Melas-Kyriazi           Chief Financial Officer
     Theo Melas-Kyriazi

By:  /s/ Paul F. Kelleher             Chief Accounting Officer
     Paul F. Kelleher

By:  /s/ Frank Jungers                Chairman of the Board and Director
     Frank Jungers

By:  /s/ Jerry P. Davis               Director
     Jerry P. Davis

By:  /s/ Dr. George N. Hatsopoulos    Director
     Dr. George N. Hatsopoulos

By:  /s/ William H. Keough            Director
     William H. Keough

By:  /s/ William A. Rainville         Director
     William A. Rainville

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Ecotek Corporation:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Ecotek Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated November 8, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 30 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                      Arthur Andersen LLP



Boston, Massachusetts
November 8, 1999

SCHEDULE I

                            THERMO ECOTEK CORPORATION
                  Condensed Financial Information of Registrant
                          Unconsolidated Balance Sheet

(In thousands)                                                                   October 2,    October 3,
                                                                                       1999          1998
------------------------------------------------------------------------------ ------------- -------------

Assets
Current Assets:
 Cash and cash equivalents                                                         $      -      $  22,732
 Advance to affiliate                                                                17,766              -
 Accounts and notes receivable from subsidiaries                                        613          1,910
 Prepaid income taxes and prepaid expenses                                           41,288         11,548
 Current portion of note receivable and other current assets                          2,732            330
                                                                                   --------      ---------

                                                                                     62,399         36,520
                                                                                   --------      ---------

Investment in Subsidiaries (on the equity method)                                   228,129        319,279
                                                                                   --------      ---------

Office Equipment, at Cost                                                               448            322
Less:  Accumulated Depreciation                                                        (149)           (96)
                                                                                   --------      ---------

                                                                                        299            226
                                                                                   --------      ---------

Long-term Available-for-sale Investment, at Quoted Market Value                       6,111          8,502
 (amortized cost of $6,379 and $8,504)
                                                                                   --------      ---------

Deferred Debt Expense                                                                   891          1,090
                                                                                   --------      ---------

                                                                                   $297,829      $ 365,617
                                                                                   ========      =========


SCHEDULE I

                            THERMO ECOTEK CORPORATION
                  Condensed Financial Information of Registrant

                    Unconsolidated Balance Sheet (continued)

(In thousands)                                                                   October 2,    October 3,
                                                                                       1999          1998
------------------------------------------------------------------------------ ------------- -------------

Liabilities and Shareholders' Investment
Current Liabilities:
 Accounts payable                                                                  $    276      $       -
 Accrued expenses                                                                     3,761          9,366
 Due to parent company                                                                  507          2,251
                                                                                   --------      ---------

                                                                                      4,544         11,617
                                                                                   --------      ---------

Long-term Obligations:
 Noninterest-bearing subordinated convertible debentures                              1,820          2,450
 4.875% Subordinated convertible debentures                                          44,950         44,950
                                                                                   --------      ---------

                                                                                     46,770         47,400
                                                                                   --------      ---------

Deferred Income Taxes                                                                55,951         56,968
                                                                                   --------      ---------


Shareholders' Investment:
 Common stock                                                                         3,787          3,782
 Capital in excess of par value                                                     175,895        175,673
 Retained earnings                                                                   39,382         98,802
 Treasury stock                                                                     (28,084)       (28,735)
 Deferred compensation                                                                  (46)             -
 Accumulated other comprehensive items                                                 (370)           110
                                                                                   --------      ---------

                                                                                    190,564        249,632
                                                                                   --------      ---------

                                                                                   $297,829      $ 365,617
                                                                                   ========      =========



SCHEDULE I

                            THERMO ECOTEK CORPORATION

                  Condensed Financial Information of Registrant
                     Statement of Unconsolidated Operations

                                                                                Year Ended
                                                                 -----------------------------------------
(In thousands)                                                  October 2,      October 3,  September 27,
                                                                      1999            1998           1997
----------------------------------------------------------- --------------- --------------- --------------

Revenues                                                          $      -        $  1,962        $  8,200
Equity in Earnings (Loss) of Subsidiaries                          (83,019)         50,401          39,817
                                                                  --------        --------        --------

                                                                   (83,019)         52,363          48,017
                                                                  --------        --------        --------

General and Administrative Expenses                                 10,196          10,379          10,219
                                                                  --------        --------        --------

Operating Income (Loss)                                            (93,215)         41,984          37,798
Interest Expense, Net                                               (1,021)         (1,342)           (838)
Gain on Issuance of Stock by Subsidiary                                  -           6,269               -
                                                                  --------        --------        --------

Income (Loss) Before Income Taxes                                  (94,236)         46,911          36,960
Income Tax (Provision) Benefit                                      34,816         (15,702)        (14,415)
                                                                  --------        --------        --------

Net Income (Loss)                                                 $(59,420)       $ 31,209        $ 22,545
                                                                  ========        ========        ========



SCHEDULE I

                            THERMO ECOTEK CORPORATION

                  Condensed Financial Information of Registrant
                     Statement of Unconsolidated Cash Flows

                                                                                Year Ended
                                                                 -----------------------------------------
(In thousands)                                                  October 2,      October 3,  September 27,
                                                                      1999            1998           1997
----------------------------------------------------------- --------------- --------------- --------------

Operating Activities:
 Net income (loss)                                                $(59,420)       $ 31,209        $ 22,545
 Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
     Depreciation and amortization                                     265             258             513
     Deferred revenue                                                    -               -          (8,200)
     Deferred income tax expense (benefit)                         (30,183)          7,315          10,715
     Equity in (earnings) loss of subsidiaries                      83,019         (50,401)        (39,817)
     Gain on issuance of stock by subsidiary                             -          (6,269)              -
     Changes in current accounts, excluding the
       effect of acquisitions:
        Accounts and notes receivable from                           1,204           2,139            (906)
         subsidiaries
        Other assets                                                  (768)             94              55
        Accounts payable                                               637            (551)             48
        Accrued expenses                                            (5,576)            101              99
        Due (to) from parent company                                (1,744)            (98)          3,471
                                                                  --------        --------        --------

          Net cash used in operating activities                    (12,566)        (16,203)        (11,477)
                                                                  --------        --------        --------

Investing Activities:
 Acquisitions, net of cash acquired                                (12,615)        (19,100)        (10,865)
 Purchase of available-for-sale investments                              -               -          (2,500)
 Advances to affiliate, net                                        (17,766)              -               -
 Purchases of property, plant, and equipment                          (126)           (219)            (15)
 Distribution from (investment in) subsidiaries                     20,115         (16,361)         13,315
                                                                  --------        --------        --------

          Net cash used in investing activities                    (10,392)        (35,680)            (65)
                                                                  --------        --------        --------

Financing Activities:
 Net proceeds from issuance of subordinated                              -               -          48,470
   convertible debentures
 Purchases of Company common stock                                       -         (10,248)        (19,743)
 Net proceeds from issuance of Company and                             189          15,458            (417)
   subsidiary common stock
                                                                  --------        --------        --------

          Net cash provided by financing activities                    189           5,210          28,310
                                                                  --------        --------        --------

Exchange Rate Effect on Cash                                            37             (60)            (31)
                                                                  --------        --------        --------

Increase (Decrease) in Cash and Cash Equivalents                   (22,732)        (46,733)         16,737
Cash and Cash Equivalents at Beginning of Year                      22,732          69,465          52,728
                                                                  --------        --------        --------

Cash and Cash Equivalents at End of Year                          $      -        $ 22,732        $ 69,465
                                                                  ========        ========        ========

SCHEDULE II

                            THERMO ECOTEK CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)


Description                                          Balance at     Provision      Accounts       Balance
                                                      Beginning    Charged to       Written        at End
                                                        of Year       Expense           Off       of Year
----------------------------------- ------------- -------------- ------------- ------------- -------------

Allowance for Doubtful Accounts

Year Ended October 2, 1999                             $     50       $    87       $   (20)      $    117

Year Ended October 3, 1998                             $      -       $    50       $     -       $     50


Description                                          Balance at     Provision       Activity       Balance
                                                      Beginning     Costs           Charged to      at End
                                                        of Year    Charged to       Reserve        of Year
                                                                  Expense (b)
------------------------------------------------- -------------- ------------- ------------- -------------

Accrued Restructuring Costs (a)

Year Ended October 2, 1999                             $      -       $ 7,914       $  (157)      $  7,757

(a) The nature of activity in this account is described in Note 10 to Consolidated Financial Statements in the Registrant's Fiscal 1999 Annual
    Report to Shareholders.
(b) Excludes noncash charges of $118.4 million, primarily for the write-off of property, plant, and equipment.

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

 2.2 Asset Purchase Agreement among Thermo Trilogy Corporation, biosys, inc., Crop Genetics International Corporation, and AgriDyne
               Technologies, Inc. dated December 24, 1996 (filed as Exhibit 2 to the Registrant's Current Report on Form 8-K filed January 31,
               1997 [File No.1-3572] and incorporated herein by reference).

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

10.5           Purchase and sale of $38,500,000 principal amount 4% subordinated convertible note due
               2001 (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

10.6           Purchase and sale of $30,000,000 principal amount 4% subordinated convertible note due
               2001 (filed as Exhibit 10.9 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.7           Power Purchase Agreement between Mendota Biomass Power, Ltd. and
               Pacific Gas and Electric Company dated May 7, 1984 (filed as
               Exhibit 10.10 to the Registrant's Registration Statement on Form
               S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.8           Project Lease between Chrysler Capital Corporation and Mendota
               Biomass Power, Ltd. dated October 30, 1989 (filed as Exhibit
               10.11 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.9           First Amendment to Project Lease between Chrysler Capital
               Corporation and Mendota Biomass Power, Ltd., dated June 30, 1995
               (filed as Exhibit 1 to the Registrant's Current Report on Form
               8-K dated June 30, 1995 and incorporated herein by reference).

10.10          Mendota Biomass Power, Ltd. Limited Partnership Agreement dated December 10, 1986 (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.11 Rate Order and Interconnection Agreement between Whitefield Power and Light Company and Public Service Company of New Hampshire dated September 4, 1986 (filed as Exhibit 10.13 to the
               Registrant's Registration Statement on Form S-1 [Reg. No.
               33-86682] and incorporated herein by reference).

10.12          Wood Supply Contract between North County Procurement, Inc. and
               Whitefield Power and Light Company dated June 4, 1993 (filed as
               Exhibit 10.14 to the Registrant's Registration Statement on Form
               S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.13          Joint Venture Agreement establishing Gorbell Thermo Electron Power Company dated
               September 13, 1985 (filed as Exhibit 10.19 to the Registrant's Registration Statement on
               Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.14          Leasing Agreement between BankBoston Leasing Services, Inc. and
               Hemphill Power and Light Company dated December 23, 1987 (filed as Exhibit 10.20 to the Registrant's Registration Statement on
               Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.15          Rate Order Support Agreement between Hemphill Power and Light Company and Thermo Electron dated December 23, 1987 (filed as Exhibit 10.21 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.16          Wood Supply Contract between Durgin & Crowell Lumber Company,
               Inc. and Hemphill Power and Light Company dated June 4, 1985
               (filed as Exhibit 10.22 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.17          Fuel Supply Contract between Springfield Management Company and Hemphill Power and Light
               Company dated June 4, 1985, as amended (filed as Exhibit 10.23 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

10.18 Rate Order and Interconnection Agreement between Hemphill Power and Light Company and Public Service Company of New Hampshire dated June 26, 1986 (filed as Exhibit 10.24 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.19          Joint Venture Agreement establishing Hemphill Power and Light Company dated June 4, 1985
               (filed as Exhibit 10.25 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.20          Letter Agreement dated July 15, 1988, among the partners of
               Hemphill Power and Light Company amending various agreements
               (filed as Exhibit 10.26 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.21          Letter Agreement dated January 1, 1990, between the partners of Hemphill Power and Light
               Company (filed as Exhibit 10.27 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.22          Assignment and Assumption Agreement of Delano II plant by Delano
               Energy Company, Inc. dated December 1, 1993 (filed as Exhibit
               10.28 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.23          Loan Agreement between California Pollution Control Financing
               Authority ("CPCFA") and Delano Energy Company, Inc. dated August
               1, 1989, as supplemented on May 1, 1990 (Delano I; filed as
               Exhibit 10.29 to the Registrant's Registration Statement on Form
               S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.24          Indenture of Trust between CPCFA and Bankers Trust Company dated August 1, 1990, as supplemented on May 1, 1990 (Delano I; filed as Exhibit 10.30 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.25          Indenture of Trust between CPCFA and Bankers Trust Company dated October, 1991 (Delano
               II; filed as Exhibit 10.31 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.26          Loan Agreement between CPCFA and Delano Energy Company, Inc. dated October 1, 1991 (filed as Exhibit 10.32 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.27          Power Purchase Contract between Southern California Edison Co. and Signal Delano Energy
               Company, Inc. dated July 31, 1987 (filed as Exhibit 10.33 to the Registrant's
               Registration Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.28          Amended Restated Reimbursement Agreement among Chemical Trust Company of California
               ("CTCC"), Delano Energy Company, Inc. and ABN AMRO Bank N.V. and other banks dated
               December 31, 1993 (filed as Exhibit 10.34 to the Registrant's Registration Statement on
               Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).



Exhibit
Number         Description of Exhibit

10.29          Amended and Restated Lease Agreement between CTCC and Delano
               Energy Company, Inc. dated December 31, 1993 (filed as Exhibit
               10.35 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.30          Biomass Fuel Supply Contract between the Registrant and Delano
               Energy Company, Inc. dated December 31, 1993 (filed as Exhibit
               10.36 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.31          Power Purchase Agreement between Woodland Biomass Power, Ltd. and
               Pacific Gas & Electric Company dated May 7, 1987 (filed as
               Exhibit 10.38 to the Registrant's Registration Statement on Form
               S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.32          Stock Purchase Agreement dated as of August 18, 1995, between the
               Registrant and KFx, Inc. (filed as Exhibit 10.40 to the
               Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). Pursuant to Item 601(b)(2) of Regulation
               S-K, schedules to this Agreement have been omitted. The Company hereby undertakes to furnish supplementally a copy of such schedules to the commission upon request.

10.33          Stock Purchase Warrant issued by KFx, Inc. to the Company dated August 18, 1995 (filed as
               Exhibit 10.41 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

10.34          Stock Purchase Warrant issued by KFx, Inc. to the Company dated August 18, 1995 (filed as
               Exhibit 10.42 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference).

10.35 Limited Partnership Agreement of KFx Fuel Partners, L.P. dated as of August 18, 1995 (filed as Exhibit 10.43 to the Registrant's
               Transition Report on Form 10-K for the nine months ended
               September 30, 1995 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities
               Exchange Act of 1934.)

10.36          Turnkey Design and Construction Agreement dated as of August 18,
               1995, between KFx Fuel Partners, L.P. and Walsh Construction
               Company, a Division of Guy F. Atkinson Company (filed as Exhibit
               10.44 to the Registrant's Transition Report on Form 10-K for the nine months ended September 30, 1995 [File No. 1-13572] and incorporated herein by reference). (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule
               24b-2 under the Securities Exchange Act of 1934.)

10.37          Lease Agreement between Manufacturers Hanover Trust Company of
               California and Woodland Biomass Power, Ltd. dated December 29,
               1989 (filed as Exhibit 10.39 to the Registrant's Registration
               Statement on Form S-1 [Reg. No. 33-86682] and incorporated herein by reference).

10.38          First Amendment to Power Purchase Agreement dated November 6,
               1997, between Woodland Biomass Power, Ltd. and Pacific Gas and
               Electric Company (filed as Exhibit 10.3 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 3,
               1998 [File No. 1-13572] and incorporated herein by reference).
               (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)



Exhibit
Number         Description of Exhibit

10.39          Second Amendment to Power Purchase Agreement dated November 6,
               1997, between Mendota Biomass Power, Ltd. and Pacific Gas and
               Electric Company (filed as Exhibit 10.4 to the Registrant's
               Quarterly Report on Form 10-Q for the quarter ended January 3,
               1998 [File No. 1-13572] and incorporated herein by reference).
               (Certain portions of this Exhibit have been omitted subject to an application for confidential treatment filed with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.)

10.40*         Purchase Agreement dated October 25, 1999, between Mountainview
               Power Company and General Electric Company for four PG 7241 FA
               Combustion Turbine Generators for the Mountainview Generation
               Project.

10.41*         Contract Termination Agreement between Southern California Edison
               Company and Delano Energy Co., Inc.

10.42          Incentive Stock Option Plan of the Registrant (filed as Exhibit
               10.44 to the Registrant's Registration Statement on Form S-1
               [Reg. No 33-86682] and incorporated herein by reference).
               (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Nonqualified Stock Option Plan is
               1,350,000 shares, after adjustment to reflect share increase approved in December 1993 and 3-for-2 stock split effected in October 1996.)

10.43          Amended and Restated Directors Stock Option Plan of the Registrant (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-13572] and incorporated herein by reference).

10.44          Amended and Restated Deferred Compensation Plan for Directors of the Registrant (filed as
               Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July
               3, 1999 [File No. 1-13572] and incorporated herein by reference).

10.45          Amended and Restated Equity Incentive Plan of the Registrant (filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999
               [File No. 1-13572] and incorporated herein by reference).

10.46          Amended and Restated Nonqualified Stock Option Plan of the
               Registrant (filed as Exhibit 10.6 to the Registrant's Quarterly
               Report on Form 10-Q for the quarter ended July 3, 1999 [File No.
               1-13572] and incorporated herein by reference). (Maximum number of shares issuable in the aggregate under this plan and the Registrant's Incentive Stock Option Plan is 1,350,000 shares, after giving effect to share increase approved in December 1993 and 3-for-2 stock split effected in October 1996.)

10.47          Amended and Restated Thermo Ecotek Corporation - Thermo Trilogy
               Corporation Nonqualified Stock Option Plan (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-13572] and incorporated herein by reference).

10.48          Thermo Trilogy Corporation Equity Incentive Plan (filed as
               Exhibit 10.52 to the Registrant's Report on Form 10-K for the fiscal year ended September 28, 1996 [File No.
               1-13572] and incorporated herein by reference).

               In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo
               Electron Corporation, for services rendered to the Registrant.
               The terms of such plans are substantially the same as those of the Registrant's Equity Incentive Plan.



Exhibit
Number         Description of Exhibit

10.49          Form of Indemnification Agreement between the Registrant and its officers and directors
               (filed as Exhibit 10.43 to the Registrant's Registration Statement on Form S-1
               [Reg. No. 33-86682] and incorporated herein by reference).

10.50          Restated Stock Holding Assistance Plan and Form of Promissory Note (filed as Exhibit
               10.54 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September
               27, 1997 [File No. 1-13572] and incorporated herein by reference).

10.51          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation (filed as Exhibit 10.1 to the
               Registrant's Quarterly Report on Form 10-Q for the quarter ended
               July 3, 1999 [File No. 1-13572] and incorporated herein by reference).

10.52          Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between Thermo Trilogy
               Corporation and Thermo Electron Corporation (filed as Exhibit
               10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 3, 1999 [File No. 1-13572] and incorporated herein by reference).

  13           Annual Report to Shareholders for the fiscal year ended October 2, 1999 (only those portions incorporated herein by reference).

  21           Subsidiaries of the Registrant.

  23           Consent of Arthur Andersen LLP.

  27           Financial Data Schedule.


* Confidential treatment requested as to certain portions of the document, which portions have been omitted and filed separately with the Securities and Exchange Commission.
