Form 10-Q
period 2000-01-01
THERMO ECOTEK CORP
filed 2000-02-15
CIK 864960

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
          ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended January 1, 2000

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class                               Outstanding at January 28, 2000
  Common Stock, $.10 par value                        35,973,009

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    January 1, October 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents                                                            $ 14,145   $ 20,002
 Advance to affiliate                                                                    7,605     17,766
 Restricted funds                                                                       29,771     28,024
 Accounts receivable and unbilled revenues                                              39,885     57,980
 Inventories                                                                             7,266      7,292
 Deferred tax asset                                                                     41,123     41,288
 Other current assets                                                                    1,975      2,573
 Net assets of discontinued operations (Note 4)                                         23,520     38,231
                                                                                      --------   --------

                                                                                       165,290    213,156
                                                                                      --------   --------

Property, Plant, and Equipment, at Cost                                                263,367    251,470
 Less:  Accumulated depreciation and amortization                                       68,367     63,263
                                                                                      --------   --------

                                                                                       195,000    188,207
                                                                                      --------   --------

Long-term Available-for-sale Investments, at Quoted                                      7,174      6,111
 Market Value (amortized cost of $6,379)
                                                                                      --------   --------

Restricted Funds                                                                        26,847     30,205
                                                                                      --------   --------

Other Assets                                                                             8,464      7,990
                                                                                      --------   --------

                                                                                      $402,775   $445,669
                                                                                      ========   ========



                            THERMO ECOTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    January 1, October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Short-term obligations and current portion of long-term obligations                  $ 31,074   $ 37,752
 Accounts payable                                                                       21,131     30,252
 Accrued restructuring costs (Note 5)                                                    6,159      7,473
 Lease obligations payable                                                               4,043      1,005
 Other accrued expenses                                                                 12,550     15,758
 Due to parent company                                                                     104        373
                                                                                      --------   --------

                                                                                        75,061     92,613
                                                                                      --------   --------

Long-term Obligations:
 Nonrecourse tax-exempt obligations                                                          -     14,500
 Subordinated convertible debentures (includes $2,826 due                               46,770     46,770
   to parent company)
                                                                                      --------   --------

                                                                                        46,770     61,270
                                                                                      --------   --------

Deferred Income Taxes                                                                   58,024     55,951
                                                                                      --------   --------

Other Deferred Items                                                                    37,940     40,419
                                                                                      --------   --------

Minority Interest                                                                        3,666      4,435
                                                                                      --------   --------

Shareholders' Investment:
 Common stock, $.10 par value, 50,000,000 shares authorized;                             3,787      3,787
   37,874,355 and 37,869,248 shares issued
 Capital in excess of par value                                                        175,934    175,895
 Retained earnings                                                                      28,707     39,382
 Treasury stock at cost, 1,901,346 shares                                              (28,084)   (28,084)
 Deferred compensation                                                                     (41)       (46)
 Accumulated other comprehensive items (Note 2)                                          1,011         47
                                                                                      --------   --------

                                                                                       181,314    190,981
                                                                                      --------   --------

                                                                                      $402,775   $445,669
                                                                                      ========   ========








The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                    January 1, January 2,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ---------- ----------

Revenues                                                                              $ 38,610   $ 40,375
                                                                                      --------   --------

Costs and Operating Expenses:
 Cost of revenues (includes $833 and $1,401 to related parties)                         30,101     30,499
 Selling, general, and administrative expenses                                           3,817      4,164
   (includes $345 and $360 to related parties)
                                                                                      --------   --------

                                                                                        33,918     34,663
                                                                                      --------   --------

Operating Income                                                                         4,692      5,712

Interest Income                                                                            857        763
Interest Expense (includes $34 to parent company in fiscal 2000)                        (1,373)    (1,891)
                                                                                      --------   --------

Income from Continuing Operations Before Income Taxes and                                4,176      4,584
 Minority Interest
Provision for Income Taxes                                                               1,718      1,503
Minority Interest Expense                                                                   38         14
                                                                                      --------   --------

Income from Continuing Operations                                                        2,420      3,067
Loss from Discontinued Operations (net of income tax                                      (495)      (557)
 benefit of $461 and $435; Note 4)
Provision for Loss on Disposal of Discontinued Operations                              (12,600)         -
 (net of income tax benefit of $2,700; Note 4)
                                                                                      --------   --------

Net Income (Loss)                                                                     $(10,675)  $  2,510
                                                                                      ========   ========

Earnings per Share from Continuing Operations (Note 3):
 Basic                                                                                $    .07   $    .09
                                                                                      ========   ========

 Diluted                                                                              $    .07   $    .08
                                                                                      ========   ========

Basic and Diluted Earnings (Loss) per Share (Note 3)                                  $   (.30)  $    .07
                                                                                      ========   ========

Weighted Average Shares (Note 3):
 Basic                                                                                  35,971     35,925
                                                                                      ========   ========

 Diluted                                                                                36,167     36,247
                                                                                      ========   ========






The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                     January 1, January 2,
(In thousands)                                                                             2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $(10,675)  $  2,510
 Adjustments to reconcile net income (loss) to income from continuing operations:
     Loss from discontinued operations                                                     495        557
     Provision for loss on disposal of discontinued operations                          12,600          -
                                                                                      --------   --------

 Income from continuing operations                                                       2,420      3,067
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
     Depreciation and amortization                                                       5,447      5,773
     Increase in deferred income taxes                                                   1,659      2,513
     Minority interest expense                                                              38         14
     Other noncash items                                                                     5          -
     Changes in current accounts, excluding the effect of discontinued
       operations:
        Restricted funds                                                                (1,747)     4,595
        Accounts receivable and unbilled revenues                                       18,095      6,751
        Inventories                                                                        838     (1,217)
        Other current assets                                                               763     (1,654)
        Accounts payable                                                                (9,121)    (1,311)
        Other current liabilities                                                       (1,852)    (1,805)
                                                                                      --------   --------

          Net cash provided by continuing operations                                    16,545     16,726
          Net cash provided by discontinued operations                                   2,065        784
                                                                                      --------   --------

          Net cash provided by operating activities                                     18,610     17,510
                                                                                      --------   --------

Investing Activities:
 Purchases of property, plant, and equipment                                           (12,431)    (8,147)
 Advances to affiliate, net                                                             10,161          -
 Use (funding) of long-term restricted funds                                             3,358     (4,293)
 Increase (decrease) in other deferred items                                            (2,380)     2,954
 Increase in other assets                                                                 (754)    (1,406)
                                                                                      --------   --------

          Net cash used in continuing operations                                        (2,046)   (10,892)
          Net cash used in discontinued operations                                        (412)      (494)
                                                                                      --------   --------

          Net cash used in investing activities                                       $ (2,458)  $(11,386)
                                                                                      --------   --------




                            THERMO ECOTEK CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                     January 1, January 2,
(In thousands)                                                                             2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Financing Activities:
 Repayment of long-term obligations                                                   $(14,000)  $(14,200)
 Payments under capital lease obligations                                               (5,454)    (5,240)
 Increase (decrease) in short-term borrowings                                           (1,724)       505
 Net proceeds from issuance of Company and subsidiary common stock                          39         48
 Distribution to minority partner                                                         (826)      (753)
 Contribution from minority partner                                                          -        162
                                                                                      --------   --------

          Net cash used in financing activities                                        (21,965)   (19,478)
                                                                                      --------   --------

Exchange Rate Effect on Cash                                                               (26)       (12)
                                                                                      --------   --------

Decrease in Cash and Cash Equivalents                                                   (5,839)   (13,366)
Cash and Cash Equivalents at Beginning of Period                                        20,002     42,157
                                                                                      --------   --------

                                                                                        14,163     28,791
Cash of Discontinued Operations at End of Period                                           (18)      (761)
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $ 14,145   $ 28,030
                                                                                      ========   ========

Noncash Activities:
 Conversion of subordinated convertible debentures                                    $      -   $    630
                                                                                      ========   ========






















The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements
1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at January 1, 2000, the results of operations for the three-month periods ended January 1, 2000, and January 2, 1999, and the cash flows for the three-month periods ended January 1, 2000, and January 2, 1999. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell the Company's majority-owned Thermo Trilogy Corporation subsidiary, which has been presented as discontinued operations in the accompanying financial statements (Note 4). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's
Annual Report on Form 10-K for the fiscal year ended October 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. The Company had a comprehensive loss of $9.8 million in the first quarter of fiscal 2000 and comprehensive income of $1.2 million in the first quarter of fiscal 1999.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                                      Three Months Ended
                                                                                    January 1, January 2,
(In thousands except per share amounts)                                                   2000       1999
-------------------------------------------------------------- ---------- --------- ---------- ----------

Basic
Income from Continuing Operations                                                    $   2,420   $  3,067
Loss from Discontinued Operations                                                         (495)      (557)
Provision for Loss on Disposal of Discontinued Operations                              (12,600)         -
                                                                                     ---------   --------

Net Income (Loss)                                                                    $ (10,675)  $  2,510
                                                                                     ---------   --------

Weighted Average Shares                                                                 35,971     35,925
                                                                                     ---------   --------

Basic Earnings (Loss) per Share:
 Continuing operations                                                               $     .07   $    .09
 Discontinued operations                                                                  (.37)      (.02)
                                                                                     ---------   --------

                                                                                     $    (.30)  $    .07
                                                                                     =========   ========





3.    Earnings (Loss) per Share (continued)

                                                                                      Three Months Ended
                                                                                    January 1, January 2,
(In thousands except per share amounts)                                                   2000       1999
-------------------------------------------------------------- ---------- --------- ---------- ----------

Diluted
Income from Continuing Operations                                                    $   2,420   $  3,067
Loss from Discontinued Operations                                                         (495)      (557)
Provision for Loss on Disposal of Discontinued Operations                              (12,600)         -
                                                                                     ---------   --------

Net Income (Loss)                                                                    $ (10,675)  $  2,510
                                                                                     ---------   --------

Weighted Average Shares                                                                 35,971     35,925
Effect of:
 Convertible obligations                                                                   134        142
 Stock options                                                                              62        180
                                                                                     ---------   --------

Weighted Average Shares, as Adjusted                                                    36,167     36,247
                                                                                     ---------   --------

Diluted Earnings (Loss) per Share:
 Continuing operations                                                               $     .07   $    .08
 Discontinued operations                                                                  (.37)      (.01)
                                                                                     ---------   --------

                                                                                     $    (.30)  $    .07
                                                                                     =========   ========

      Options to purchase 540,000 and 313,000 shares of common stock were not included in the computation of diluted earnings (loss) per share for the first quarter of fiscal 2000 and 1999, respectively, because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

      In addition, the computation of diluted earnings (loss) per share for the three-month periods ended January 1, 2000, and January 2, 1999, excludes the effect of assuming the conversion of the Company's $45.0 million principal amount of 4.875% subordinated convertible debentures, convertible at $16.50 per share, because the effect would be antidilutive.

4.    Proposed Reorganization and Discontinued Operations

      In January 2000, Thermo Electron Corporation updated its proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, Thermo Electron will acquire the minority interest in the Company by exchanging 0.431 shares of Thermo Electron common stock for each share of Company common stock. As a result, the Company would become a wholly owned subsidiary of Thermo Electron. This transaction is expected to be completed by the end of the third quarter of fiscal 2000. The proposed transaction will require Securities and Exchange Commission clearance of necessary filings. Thermo Electron has determined that the Company is no longer a core business and is therefore evaluating its strategic options for the Company.

      In addition, on January 31, 2000, Thermo Electron announced a plan under which the Company will divest its Thermo Trilogy subsidiary, which represents its Biopesticides segment. In accordance with the provisions of Accounting
Principles Board Opinion No. 30 concerning reporting the effect of disposal of a segment of a business, the Company classified the results of operations of the Biopesticides segment as discontinued in the accompanying statement of operations. In addition, the net assets of the Biopesticides segment were classified as net assets of discontinued operations in the accompanying balance sheet, and primarily consisted of inventories, accounts receivable, and machinery and equipment, net of certain current liabilities, principally accounts payable.



4.    Proposed Reorganization and Discontinued Operations (continued)

      Summary operating results of the Biopesticides segment were as follows:

                                                                                       Three Months Ended
                                                                                   January 1, January 2,
(In thousands except per share amounts)                                                  2000       1999
--------------------------------------------------------------------- --- -------- ---------- ----------

Revenues                                                                               $ 4,510      $4,686
Costs and Expenses                                                                       5,610       5,826
                                                                                       -------      ------

Loss from Discontinued Operations Before Income Tax                                     (1,100)     (1,140)
 Benefit and Minority Interest
Income Tax Benefit                                                                         461         435
Minority Interest Income                                                                   144         148
                                                                                       -------      ------

Loss from Discontinued Operations                                                      $  (495)     $ (557)
                                                                                       =======      ======

      In the first quarter of fiscal 2000, the Company provided $12.6 million, net of a tax benefit of $2.7 million, for the estimated loss on disposal of discontinued operations. The Company expects to complete the sale of its Biopesticides segment by the end of the first quarter of fiscal 2001.

5.    Restructuring and Related Costs

      During fiscal 1999, the Company recorded cash restructuring costs, primarily for land reclamation costs at its subbituminous coal-beneficiation facility, a loss on the cancellation of a fuel contract at its Delano, California, facility, and severance for 3 employees, all of whom were terminated during the first quarter of fiscal 2000.

      A summary of the changes in accrued restructuring costs is as follows:

                                           Land  Fuel Contract      Severance         Other
                                    Reclamation   Cancellation
(In thousands)                            Costs                                                     Total
--------------------------------- -------------- -------------- -------------- ------------- -------------

Balance at October 2, 1999              $ 4,394        $ 2,444        $  189        $   446        $ 7,473
 Usage                                        -         (1,222)          (92)             -         (1,314)
                                        -------        -------        ------        -------        -------

Balance at January 1, 2000              $ 4,394        $ 1,222        $   97        $   446        $ 6,159
                                        =======        =======        ======        =======        =======

      The Company expects accrued restructuring costs to be paid primarily during the remainder of fiscal 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999, filed with the Securities and Exchange
Commission.




Overview

      The Company's continuing operations operate independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating companies), as well as a natural gas business (Star Natural Gas).

      Each Operating company in the United States typically sells power under a long-term power-sales agreement. The profitability of operating the Company's facilities depends on the price received for power under the power-sales agreements with power purchasers, on plant performance or availability, and on the fuel, operating, and maintenance costs for the facilities. The Company earns a disproportionately high share of its income in May to October due to the rate structures under the power-sales agreements for its California plants, which provide strong incentives to operate during this period of high demand.
Conversely, the Company has historically operated at marginal profitability during the second fiscal quarter due to the rate structure under these agreements. The Company's profitability is also dependent on the amount of development expenses that it incurs.

      The Company has expanded its energy operations into international markets and has begun business- development efforts in the Czech Republic and Germany.
In January 1998, the Company, through a joint venture established by a wholly owned subsidiary, indirectly acquired a majority interest in the assets of a 12-megawatt energy center near Tabor, Czech Republic, along with the business of five auxiliary boilers in the town of Pribram, Czech Republic (the Czech
Republic operations). The Company completed an expansion of the facility to 50-megawatt capacity in March 1999. In September 1999, the Company purchased, also through a joint venture, a 58-megawatt electricity-generating facility in Premnitz, Germany. The cost of business-development efforts may increase as the Company expands into these markets due to increased complexity inherent in foreign development. In addition, the amount of cash required to fund the equity component of these investments is expected to increase due to the financing requirements of lenders in foreign markets.

      The Company's Star Natural Gas subsidiary pursues opportunities in the natural gas gathering, processing, storage, and marketing business. In May 1999, Star Natural Gas purchased one gas gathering system and two gas processing plants (the gas facilities).

      Through May 1999, the Energy segment also operated in the field of engineered clean fuels through a limited partnership agreement with KFx, Inc.
The Company is a 95% partner in a partnership that was established to develop, construct, and operate a subbituminous coal-beneficiation facility near
Gillette, Wyoming (the K-Fuel Facility). In May 1999, the Company made a decision to hold the K-Fuel Facility for sale or disposal.

      Since its inception, the Company has derived a substantial majority of its revenue from the development, construction, and operation of biomass-fueled electric-generation facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in fiscal 2000 due to the expiration or termination of power-sales agreements at the biomass facilities. In anticipation of this decline, the Company has explored other options for its biomass facilities, including disposal or repowering. Such efforts will continue throughout fiscal 2000. In addition, within the next few years, the Company expects a substantial portion of its revenues to be derived from other business ventures such as repowering and natural gas gathering and storage. A major portion of the Company's efforts will be focused on developing and acquiring new power projects, including repowering existing power plants and natural gas gathering and storage projects. The Company has had limited prior experience in the repowering of power plants and in the natural gas gathering and storage business, and there can be no assurance that it will be able to successfully develop, market, or sell its services in these areas. The Company's future success will depend significantly on its ability to develop, introduce, and integrate new products and services in these areas. No assurance can be given that the Company will be successful in this regard. Any failure or inability of the Company to implement these strategies would have a material adverse effect on its business, financial condition, and results of operations.



Overview (continued)

      Thermo Electron has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, the Company would be merged into and become a wholly owned subsidiary of Thermo
Electron. In addition, Thermo Electron has announced that the Company will divest its Thermo Trilogy Corporation subsidiary, which represents its Biopesticides segment.

Results of Operations

First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999

      Revenues were $38.6 million in the first quarter of fiscal 2000, compared with $40.4 million in the first quarter of fiscal 1999. Revenues decreased by an aggregate $8.2 million at the Company's Mendota and Woodland facilities. The utility that purchases power from the Mendota and Woodland facilities commenced paying for power at avoided cost rates during the fourth quarter of fiscal 1999, as discussed below. Revenues decreased by $1.4 million due to the termination of the power-sales agreement at the Company's Gorbell facility during the fourth quarter of fiscal 1999. These decreases were offset by the inclusion of $5.2 million in revenues from the Company's electricity-generating facility in Premnitz, Germany, which was acquired in September 1999, and a $1.5 million increase in revenues from the Company's Star Natural Gas subsidiary, primarily due to the acquisition of the gas facilities in May 1999. Revenues also increased $1.1 million at the Czech Republic operations due to a plant expansion that was completed in March 1999.

      The gross profit margin decreased to 22% in the first quarter of fiscal
2000 from 24% in the first quarter of fiscal 1999, primarily due to the transition to avoided cost rates at the Mendota and Woodland facilities.

      The power-sales agreements for the Company's Mendota, Woodland, and Delano facilities in California are so-called standard offer #4 (SO#4) contracts, which require Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, and Southern California Electric, in the case of the Delano facilities, to purchase the power output of the projects at fixed rates through specified periods.
Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost). Avoided cost rates are currently substantially lower than the rates the Company has received under the fixed-rate portions of its contracts and are expected to remain so for the foreseeable future. PG&E stopped paying for power purchased from the Mendota and Woodland facilities at fixed cost rates effective in July and August 1999, respectively, although the Company believes that this change from fixed cost rates occurred six months earlier than the power-sales agreements provided. The
Company is considering its alternatives concerning this dispute. Based on current avoided cost rates, the Company expects that the Woodland facility will operate at breakeven or nominal operating losses, primarily as a result of nonrecourse lease obligations that have been partially funded from the Woodland facility's past cash flows. Absent sufficient reductions in fuel prices and other operating costs, the Company will draw down power reserve funds to cover operating cash shortfalls and then, if such funds are depleted, either renegotiate its nonrecourse lease for the Woodland facility or forfeit its interest in the facility. Revenues from the Woodland facility were $28.9 million in fiscal 1999 and its results were approximately breakeven.

      As a result of the transition from fixed contract rates to avoided costs rates, the Mendota facility operated at a loss through the first quarter of fiscal 2000. However, based on current avoided cost rates, the Mendota facility is expected to operate at a profit subsequent to the first quarter of fiscal
2000. The Mendota facility's revenues and operating income were $24.4 million and $3.8 million, respectively, in fiscal 1999. In May 1999, the Company reached an agreement to terminate its power-sales agreement, effective December 31, 1999, for the Delano facilities. As a result of reaching this agreement, the Company expects that the results of the Delano facilities will be reduced to breakeven or a nominal loss subsequent to December 1999. The Delano facilities' aggregate revenues and operating income before restructuring charges were approximately $63.6 million and $33.4 million, respectively, in fiscal 1999. If
Thermo Ecotek had been paid avoided cost rates at each of its California facilities, revenues in the first quarter of



First Quarter Fiscal 2000 Compared With First Quarter Fiscal 1999 (continued)

fiscal 2000 and fiscal 1999 would have been lower by $10.1 million and $18.4 million, respectively. In anticipation of these expected declines in revenues and operating income, the Company may continue to explore other options for its biomass facilities, including disposal or repowering.

      Selling, general, and administrative expenses as a percentage of revenues were 10% in the first quarter of fiscal 2000 and 1999.

      Interest income increased to $0.9 million in the first quarter of fiscal
2000 from $0.8 million in the first quarter of fiscal 1999, primarily due to higher interest rates.

      Interest expense decreased to $1.4 million in the first quarter of fiscal
2000 from $1.9 million in the first quarter of fiscal 1999, primarily due to lower outstanding debt related to the Company's Delano and Mendota facilities.

      The effective tax rate was 41% and 33% in the first quarter of fiscal 2000 and 1999, respectively. The effective tax rate in fiscal 2000 exceeded the statutory federal income tax rate primarily due to the effect of state income taxes. The effective tax rate in fiscal 1999 was below the statutory federal income tax rate primarily due to tax credits earned from the production of K-Fuel prior to the closure of the K-Fuel Facility.

      Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating company.

      In accordance with the provisions of Accounting Principles Board Opinion
No. 30 concerning reporting the effect of disposal of a segment of a business, the results of the Company's Biopesticides segment have been classified as discontinued operations in the accompanying statement of operations (Note 4).
The loss from discontinued operations was $0.5 million in the first quarter of fiscal 2000, compared with $0.6 million in the first quarter of fiscal 1999. In addition, in the first quarter of fiscal 2000, the Company provided $12.6 million, net of tax, for the estimated loss on disposal of the Biopesticides segment.

Liquidity and Capital Resources

      Working capital was $96.3 million at January 1, 2000, compared with $120.5 million at October 2, 1999. The Company had cash, cash equivalents, and current restricted funds of $43.9 million at January 1, 2000, compared with $48.0 million at October 2, 1999. In addition, the Company had $7.6 million invested in an advance to affiliate at January 1, 2000, compared with $17.8 million at October 2, 1999. Current restricted funds, which consists of funds held in trust pursuant to certain lease and debt agreements, totaled $29.8 million and $28.0 million at January 1, 2000, and October 2, 1999, respectively. In addition, cash and cash equivalents in the accompanying balance sheet includes $8.5 million and $12.5 million of cash at January 1, 2000, and October 2, 1999, respectively, which is restricted by the terms of certain lease and financing agreements.
These restrictions limit the ability of the Operating companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions. During the first quarter of fiscal 2000, the Company's continuing operations provided cash and restricted funds from operating activities of $18.3 million. Cash of $18.1 million provided by a seasonal decrease in accounts receivable was offset in part by $9.1 million of cash used to fund a seasonal decrease in accounts payable at Star Natural Gas. The Company expects to pay accrued restructuring costs of $6.2 million primarily during the remainder of fiscal 2000.

      Excluding advance to affiliate activity, the Company's investing activities used $12.2 million of cash during the first quarter of fiscal 2000.
The Company expended $12.4 million for capital expenditures, including $11.6 million related to the repowering of the Company's Mountainview, California, facility. The Company expects to make capital expenditures of approximately $30 million during the remainder of fiscal 2000, primarily related to the Mountainview facility.



Liquidity and Capital Resources (continued)

      During the first quarter of fiscal 2000, the Company's financing activities used cash of $22.0 million, primarily for the repayment of long-term obligations and payments under capital lease obligations related to three of its California facilities.

      In January 2000, the Company sold its interest in its Gorbell electricity-generating facility for $2 million. The Company has begun repowering and expansion efforts at an existing project in Southern California and development efforts for an electricity-generating facility in Florida. The
Company estimates the total cost of the Southern California and Florida projects to be $570 million and $105 million, respectively. The Company has committed to spend approximately $140 million for the purchase of certain equipment for the Southern California facility, of which it has expended $5 million as a nonrefundable deposit. The Company expects to obtain project financing to fund this purchase although it does not currently have any firm available credit facilities. In addition, together with a 10% joint venture partner, the Company is developing a gas storage facility in Colorado at an expected cost of $35 million. The Company expects it will require significant financing for these development and expansion projects, although the Company does not currently have any firm available credit facilities. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant additional funds from time to time to meet project development requirements, including the funding of equity investments, and to complete acquisitions. As the Company acquires, invests in, or develops future plants, the Company expects to finance them with nonrecourse debt, internal funds, or through borrowings from third parties. The Company has no agreements with third parties that assure funds will be available on acceptable terms, or at all.

Year 2000

      As of the date of this report, the Company has completed its year 2000 initiatives which included: (i) testing and upgrading significant information technology systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors, and customers; and (iii) developing contingency plans.

      As a result of completing these initiatives, the Company believes that all of its material information technology systems and critical non-information technology systems are year 2000 compliant. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future. The costs incurred to date by the Company in connection with the year 2000 issue have not been material.

      While the Company to date has been successful in minimizing negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems, such as increased warranty claims, vendor and supplier disruptions, or litigation relating to year 2000 issues.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in equity prices, foreign currency exchange rates, and interest rates has not changed materially from its exposure at fiscal year-end 1999.



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On February 1, 2000, the Company filed a Current Report on Form 8-K dated
January 31, 2000, with respect to a proposed reorganization plan at Thermo
Electron Corporation, as well as a decision to hold for sale the Company's
Thermo Trilogy Corporation subsidiary.






                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 15th day of February 2000.

                                                    THERMO ECOTEK CORPORATION



                                                    /s/ Paul F. Kelleher
                                                    Paul F. Kelleher
                                                    Chief Accounting Officer



                                                    /s/ Theo Melas-Kyriazi
                                                    Theo Melas-Kyriazi
                                                    Chief Financial Officer




                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

27.1           Financial Data Schedule for the period ended January 1, 2000.

27.2           Restated Financial Data Schedule for the period ended January 2,
               1999.