Form 10-K/A
period 1999-10-02
THERMO ECOTEK CORP
filed 2000-05-04
CIK 864960

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
             ----------------------------------------------------

                   AMENDMENT NO. 1 ON FORM 10-K/A TO FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 2, 1999.

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

        23   Consent of Arthur Andersen LLP.

        27 Restated Financial Data Schedule for the fiscal year ended October 2, 1999.

        27.1 Restated Financial Data Schedule for the fiscal year ended October 3, 1998.

        27.2 Restated Financial Data Schedule for the fiscal year ended September 27, 1997.

             Attached is Exhibit 13 of the Registrant's Form 10-K for the year ended October 2, 1999. The Registrant's financial statements have been restated to reflect a decision by the Registrant's parent company, Thermo Electron Corporation, to sell the Registrant's Thermo Trilogy Corporation subsidiary, which has been classified as discontinued operations. This amended information replaces the corresponding information filed originally in the Exhibit 13 to Form 10-K.

                                                                    FORM 10-K/A

                            THERMO ECOTEK CORPORATION

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 4, 2000

                                   THERMO ECOTEK CORPORATION



                                   By:  /s/ Theo Melas-Kyriazi
                                   Theo Melas-Kyriazi
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)