Form 10-Q
period 2000-04-01
THERMO ECOTEK CORP
filed 2000-05-12
CIK 864960

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
             ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[  X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the Quarter Ended April 1, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class                         Outstanding at April 28, 2000
  Common Stock, $.10 par value                        35,985,668

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO ECOTEK CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 1,  October 2,
(In thousands)                                                                            2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Assets:
 Cash and cash equivalents                                                            $  8,541    $ 20,002
 Advance to affiliate                                                                   29,883      17,766
 Restricted funds                                                                       27,102      28,024
 Accounts receivable and unbilled revenues, less allowances of $49 and $12              33,558      57,980
 Inventories                                                                             5,820       7,292
 Deferred tax asset                                                                     41,123      37,384
 Other current assets (Note 6)                                                          83,604       2,573
 Net assets of discontinued operations (Note 4)                                         26,082      39,280
                                                                                      --------    --------

                                                                                       255,713     210,301
                                                                                      --------    --------

Property, Plant, and Equipment, at Cost (Note 6)                                       180,748     251,470
 Less:  Accumulated depreciation and amortization                                       65,701      63,263
                                                                                      --------    --------

                                                                                       115,047     188,207
                                                                                      --------    --------

Long-term Available-for-sale Investments, at Quoted Market Value                        13,816       6,111
 (amortized cost of $6,379)                                                           --------    --------

Restricted Funds                                                                        27,193      30,205
                                                                                      --------    --------

Other Assets                                                                             7,499       7,990
                                                                                      --------    --------

                                                                                      $419,268    $442,814
                                                                                      ========    ========



                            THERMO ECOTEK CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 1,  October 2,
(In thousands except share amounts)                                                       2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Current Liabilities:
 Short-term obligations and current portion of long-term obligations                  $  5,809    $ 37,752
 Accounts payable                                                                       23,294      30,252
 Accrued restructuring costs (Note 5)                                                    7,589       7,473
 Lease obligations payable                                                               1,116       1,005
 Other accrued expenses                                                                 12,485      15,758
 Due to parent company                                                                   1,775         373
                                                                                      --------    --------

                                                                                        52,068      92,613
                                                                                      --------    --------

Long-term Obligations:
 Tax-exempt obligations                                                                 31,575      14,500
 Subordinated convertible debentures (includes $10,061 and                              46,770      46,770
   $2,826 due to parent company)                                                      --------    --------

                                                                                        78,345      61,270
                                                                                      --------    --------

Deferred Income Taxes                                                                   61,922      53,096
                                                                                      --------    --------

Other Deferred Items                                                                    37,122      40,419
                                                                                      --------    --------

Minority Interest                                                                        4,111       4,435
                                                                                      --------    --------

Shareholders' Investment:
 Common stock, $.10 par value, 50,000,000 shares authorized;                             3,787       3,787
   37,874,355 and 37,869,248 shares issued
 Capital in excess of par value                                                        175,828     175,895
 Retained earnings                                                                      29,789      39,382
 Treasury stock at cost, 1,891,401 and 1,901,346 shares                                (27,928)    (28,084)
 Deferred compensation                                                                     (36)        (46)
 Accumulated other comprehensive items (Note 2)                                          4,260          47
                                                                                      --------    --------

                                                                                       185,700     190,981
                                                                                      --------    --------

                                                                                      $419,268    $442,814
                                                                                      ========    ========








The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $25,949    $41,036
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $681 and $1,324 to related parties)                         20,311     33,077
 Selling, general, and administrative expenses (includes $258                            3,616      4,223
   and $379 to related parties)
 Restructuring costs and other unusual income, net (Note 5)                               (312)         -
                                                                                       -------    -------

                                                                                        23,615     37,300
                                                                                       -------    -------

Operating Income                                                                         2,334      3,736

Interest Income                                                                            687        827
Interest Expense (includes $169 and $7 to parent company)                                 (801)    (1,504)
                                                                                       -------    -------

Income from Continuing Operations Before Income Taxes and                                2,220      3,059
 Minority Interest
Provision for Income Taxes                                                                 818        845
Minority Interest Expense                                                                  320        343
                                                                                       -------    -------

Income from Continuing Operations                                                        1,082      1,871
Loss from Discontinued Operations (net of income tax benefit and                             -       (117)
 minority interest of $135; Note 4)                                                    -------    -------

Net Income                                                                             $ 1,082    $ 1,754
                                                                                       =======    =======

Basic and Diluted Earnings per Share from Continuing Operations (Note 3)               $   .03    $   .05
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .03    $   .05
                                                                                       =======    =======

Weighted Average Shares (Note 3):
 Basic                                                                                  35,976     35,944
                                                                                       =======    =======

 Diluted                                                                                36,167     36,194
                                                                                       =======    =======










The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                      April 1,    April 3,
(In thousands except per share amounts)                                                   2000       1999
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                              $ 64,559    $81,411
                                                                                      --------    -------

Costs and Operating Expenses:
 Cost of revenues (includes $1,514 and $2,725 to related parties)                       50,412     63,576
 Selling, general, and administrative expenses (includes $603 and                        7,433      8,387
   $739 to related parties)
 Restructuring costs and other unusual income, net (Note 5)                               (312)         -
                                                                                      --------    -------

                                                                                        57,533     71,963
                                                                                      --------    -------

Operating Income                                                                         7,026      9,448

Interest Income                                                                          1,544      1,590
Interest Expense (includes $286 and $7 to parent company)                               (2,174)    (3,395)
                                                                                      --------    -------

Income from Continuing Operations Before Income Taxes and Minority                       6,396      7,643
 Interest
Provision for Income Taxes                                                               2,536      2,348
Minority Interest Expense                                                                  358        357
                                                                                      --------    -------

Income from Continuing Operations                                                        3,502      4,938
Loss from Discontinued Operations (net of income tax benefit and                          (495)      (674)
 minority interest of $605 and $718; Note 4)
Provision for Loss on Disposal of Discontinued Operations (net of                      (12,600)         -
 income tax benefit of $2,700; Note 4)                                                --------    -------

Net Income (Loss)                                                                     $ (9,593)   $ 4,264
                                                                                      ========    =======

Basic and Diluted Earnings per Share from Continuing Operations (Note 3)              $    .10    $   .14
                                                                                      ========    =======

Basic and Diluted Earnings (Loss) per Share (Note 3)                                  $  (.27)    $   .12
                                                                                      =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                  35,974     35,935
                                                                                      ========    =======

 Diluted                                                                                36,167     36,220
                                                                                      ========    =======








The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                       April 1,   April 3,
(In thousands)                                                                             2000      1999
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income (loss)                                                                    $ (9,593)   $  4,264
 Adjustments to reconcile net income (loss) to income from continuing operations:
     Loss from discontinued operations                                                     495         674
     Provision for loss on disposal of discontinued operations                          12,600           -
                                                                                      --------    --------

 Income from continuing operations                                                       3,502       4,938
 Adjustments to reconcile income from continuing operations to net cash provided by operating activities of continuing operations:
     Depreciation and amortization                                                       6,474      11,949
     Increase in deferred income taxes                                                   2,459       3,354
     Gain on sale of property, plant, and equipment (Note 5)                            (2,000)          -
     Noncash restructuring costs (Note 5)                                                  592           -
     Minority interest expense                                                             358         357
     Provision for losses on accounts receivable                                            37           -
     Other noncash items                                                                    10           -
     Changes in current accounts, excluding the effect of discontinued
       operations:
        Restricted funds                                                                   922      12,714
        Accounts receivable and unbilled revenues                                       29,345        (144)
        Inventories                                                                      1,399      (1,534)
        Other current assets                                                            (2,056)     (1,784)
        Accounts payable                                                                (6,778)      4,239
        Other current liabilities                                                       (1,216)     (3,391)
                                                                                      --------    --------

          Net cash provided by continuing operations                                    33,048      30,698
          Net cash used in discontinued operations                                      (2,269)     (2,401)
                                                                                      --------    --------

          Net cash provided by operating activities                                     30,779      28,297
                                                                                      --------    --------

Investing Activities:
 Advances to affiliate, net                                                            (12,117)          -
 Purchases of property, plant, and equipment                                           (18,535)    (13,052)
 Proceeds from sale of property, plant, and equipment (Note 5)                           2,000           -
 Use (funding) of long-term restricted funds                                             3,012      (4,692)
 Increase (decrease) in other deferred items                                            (3,099)      4,867
 Increase in other assets                                                                  720      (2,685)
                                                                                      --------    --------

          Net cash used in continuing operations                                       (28,019)    (15,562)
          Net cash provided by (used in) discontinued operations                           276      (1,545)
                                                                                      --------    --------

          Net cash used in investing activities                                       $(27,743)   $(17,107)
                                                                                      --------    --------


                            THERMO ECOTEK CORPORATION

                Consolidated Statement of Cash Flows (continued)
                                   (Unaudited)

                                                                                         Six Months Ended
                                                                                       April 1,   April 3,
(In thousands)                                                                             2000      1999
----------------------------------------------------------------------------------- ----------- ----------

Financing Activities:
 Repayment of long-term obligations                                                   $(14,000)  $(14,200)
 Payments under capital lease obligations                                              (12,181)    (6,959)
 Net proceeds from issuance of long-term obligations                                    11,875          -
 Increase (decrease) in short-term borrowings                                           (1,399)     5,992
 Net proceeds from issuance of Company and subsidiary common stock                          88         88
 Distribution to minority partner                                                         (840)      (753)
 Contribution from minority partner                                                        124        754
                                                                                      --------   --------

          Net cash used in continuing operations                                       (16,333)   (15,078)
          Net cash used in discontinued operations                                           -          -

          Net cash used in financing activities                                        (16,333)   (15,078)
                                                                                      --------   --------

Exchange Rate Effect on Cash of Continuing Operations                                      (87)      (215)
Exchange Rate Effect on Cash of Discontinued Operations                                     23         49
                                                                                      --------   --------

Decrease in Cash and Cash Equivalents                                                  (13,361)    (4,054)
Cash and Cash Equivalents at Beginning of Period                                        21,919     41,371
                                                                                      --------   --------

                                                                                         8,558     37,317
Cash and Cash Equivalents of Discontinued Operations at End of Period                      (17)      (760)
                                                                                      --------   --------

Cash and Cash Equivalents at End of Period                                            $  8,541   $ 36,557
                                                                                      ========   ========

Noncash Activities:
 Conversion of subordinated convertible debentures                                    $      -   $    630
                                                                                      ========   ========

















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO ECOTEK CORPORATION

                   Notes to Consolidated Financial Statements
1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Ecotek Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 1, 2000, the results of operations for the three- and six-month periods ended April 1, 2000, and April
3, 1999, and the cash flows for the six-month periods ended April 1, 2000, and April 3, 1999. Interim results are not necessarily indicative of results for a full year.

      Historical financial results have been restated to reflect a decision to sell the Company's majority-owned Thermo Trilogy Corporation subsidiary, which has been presented as discontinued operations in the accompanying financial statements (Note 4). The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's
Annual Report on Form 10-K for the fiscal year ended October 2, 1999, as amended, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents certain amounts that are reported as components of shareholders' investment in the accompanying balance sheet, including foreign currency translation adjustments and unrealized net of tax gains and losses on available-for-sale investments. The Company had comprehensive income of $4.4 million and $1.7 million in the second quarter of fiscal 2000 and 1999, respectively. The Company had a comprehensive loss of $5.4 million in the first six months of fiscal 2000 and comprehensive income of $2.9 million in the first six months of fiscal 1999.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended       Six Months Ended
                                                               April 1,    April 3,   April 1,    April 3,
(In thousands except per share amounts)                            2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Income from Continuing Operations                              $  1,082   $   1,871   $  3,502   $   4,938
Loss from Discontinued Operations                                     -        (117)      (495)       (674)
Provision for Loss on Disposal of Discontinued Operations             -           -    (12,600)          -
                                                               --------   ---------   --------   ---------

Net Income (Loss)                                              $  1,082   $   1,754   $ (9,593)  $   4,264
                                                               --------   ---------   --------   ---------

Weighted Average Shares                                          35,976      35,944     35,974      35,935
                                                               --------   ---------   --------   ---------

Basic Earnings (Loss) per Share:
 Continuing operations                                         $    .03   $     .05   $    .10   $     .14
 Discontinued operations                                              -           -       (.36)       (.02)
                                                               --------   ---------   --------   ---------

                                                               $    .03   $     .05   $   (.27)  $     .12
                                                               ========   =========   ========   =========




3.    Earnings (Loss) per Share (continued)

                                                                Three Months Ended       Six Months Ended
                                                               April 1,    April 3,   April 1,    April 3,
(In thousands except per share amounts)                            2000        1999       2000       1999
------------------------------------------------------------- ---------- ----------- ---------- ----------

Diluted
Income from Continuing Operations                              $  1,082   $   1,871   $  3,502   $   4,938
Loss from Discontinued Operations                                     -        (117)      (495)       (674)
Provision for Loss on Disposal of Discontinued Operations             -           -    (12,600)          -
                                                               --------   ---------   --------   ---------

Net Income (Loss)                                              $  1,082   $   1,754   $ (9,593)  $   4,264
                                                               --------   ---------   --------   ---------

Weighted Average Shares                                          35,976      35,944     35,974      35,935
Effect of:
 Convertible obligations                                            134         134        134         137
 Stock options                                                       57         116         59         148
                                                               --------   ---------   --------   ---------

Weighted Average Shares, as Adjusted                             36,167      36,194     36,167      36,220
                                                               --------   ---------   --------   ---------

Diluted Earnings (Loss) per Share:
 Continuing operations                                         $    .03   $     .05   $    .10   $     .14
 Discontinued operations                                              -           -       (.36)       (.02)
                                                               --------   ---------   --------   ---------

                                                               $    .03   $     .05   $   (.27)  $     .12
                                                               ========   =========   ========   =========

      Options to purchase 354,000 and 447,000 shares of common stock for the second quarter of fiscal 2000 and 1999, respectively, and 572,000 and 442,000 shares of common stock for the first six months of fiscal 2000 and 1999, respectively, were not included in the computation of diluted earnings (loss) per share because the options' exercise prices were greater than the average market price for the common stock and their effect would have been antidilutive.

      In addition, the computation of diluted earnings (loss) per share for all periods presented excludes the effect of assuming the conversion of the Company's $45.0 million principal amount of 4.875% subordinated convertible debentures, convertible at $16.50 per share, because the effect would be antidilutive.

4.    Proposed Reorganization and Discontinued Operations

Proposed Reorganization

      In January 2000, Thermo Electron Corporation updated its proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company. Under this plan, Thermo Electron will acquire the minority interest in the Company by exchanging 0.431 shares of Thermo Electron common stock for each share of Company common stock. As a result, the Company would become a wholly owned subsidiary of Thermo Electron. This transaction is expected to be completed by the end of the fourth quarter of fiscal 2000. The proposed transaction will require Securities and Exchange Commission clearance of necessary filings. Thermo Electron has determined that the Company is no longer a core business and expects to retain it after it acquires the minority interest while it continues to evaluate how to best exit the business and create maximum value for its shareholders.

Discontinued Operations

      On January 31, 2000, Thermo Electron announced a plan under which the Company will divest its Thermo Trilogy subsidiary, which represents its Biopesticides segment. In accordance with the provisions of Accounting
Principles Board Opinion (APB) No. 30 concerning reporting the effect of disposal of a segment of a business, the Company classified the results of operations of the Biopesticides segment as discontinued in the accompanying



4.    Proposed Reorganization and Discontinued Operations (continued)

statement of operations. In addition, the net assets of the Biopesticides segment were classified as net assets of discontinued operations in the accompanying balance sheet, and primarily consisted of inventories, accounts receivable, and machinery and equipment, net of certain current liabilities, principally accounts payable.

      Summary operating results of the Biopesticides segment were as follows:

                                                                            Three        Six Months Ended
                                                                     Months Ended
                                                                         April 3,    April 1,    April 3,
(In thousands except per share amounts)                                      1999    2000 (a)        1999
---------------------------------------------------------- ----------- ----------- ----------- -----------

Revenues                                                                   $6,294      $4,510      $10,980
Costs and Expenses                                                          6,546       5,610       12,372
                                                                           ------      ------      -------

Loss from Discontinued Operations Before                                     (252)     (1,100)      (1,392)
 Income Tax Benefit and Minority Interest
Income Tax Benefit                                                             95         461          530
Minority Interest Income                                                       40         144          188
                                                                           ------      ------      -------

Loss from Discontinued Operations                                          $ (117)     $ (495)     $  (674)
                                                                           ======      ======      =======

(a) Includes results for the first quarter of fiscal 2000, the period prior to the decision to sell Thermo Trilogy.

      In the first quarter of fiscal 2000, the Company provided $12.6 million, net of a tax benefit of $2.7 million, for the estimated loss on disposal of discontinued operations. During the second quarter of fiscal 2000, Thermo
Trilogy had revenues and a net loss of $6.2 million and $0.6 million, respectively. The Company expects to complete the sale of its Biopesticides segment by the end of the first quarter of fiscal 2001.

5.    Restructuring and Related Costs

      During fiscal 1999, the Company recorded cash restructuring costs, primarily for land reclamation costs at its subbituminous coal-beneficiation facility, a loss on the cancellation of a fuel contract at its Delano, California, facilities, and severance for 3 employees, all of whom were terminated during the first quarter of fiscal 2000.

      During the second quarter of fiscal 2000, the Company recorded a charge of $1.0 million for the termination of 45 employees in connection with cost reduction measures, primarily at its corporate office and Delano facilities, 8 of whom were terminated prior to April 1, 2000. The actions are expected to result in annual cost savings of $1.5 million. In addition, the Company recorded employee retention costs of $0.1 million during the second quarter of fiscal
2000. These costs are being recorded ratably over the period through which the employees must work to earn the payment. During the second quarter of fiscal
2000, the Company also recorded noncash charges of $0.3 million for the write off of capitalized development costs and $0.3 million to write off cost in excess of net assets of acquired companies associated with its gas marketing business that was closed.

      During the second quarter of fiscal 2000, the Company sold its Gorbell plant in Athens, Maine for $2.0 million in cash. The Company terminated the power-sales agreement for this facility in fiscal 1999. The facility had a nominal book value and the proceeds were recorded as a gain which is included in restructuring costs and other unusual income, net in the accompanying statement of operations.



      A summary of the changes in accrued restructuring costs is as follows:

Fiscal 1999 Plan

                                          Land  Fuel Contract      Severance          Other
                                   Reclamation   Cancellation
(In thousands)                           Costs                                                      Total
-------------------------------- -------------- -------------- -------------- -------------- -------------

Balance at October 2, 1999              $4,394         $2,444         $  189         $  446         $7,473
Usage                                        -           (612)          (189)             -           (801)
                                        ------         ------         ------         ------         ------

Balance at April 1, 2000                $4,394         $1,832         $    -         $  446         $6,672
                                        ======         ======         ======         ======         ======


Fiscal 2000 Plan

(In thousands)                                                     Severance       Employee
                                                                                  Retention         Total
-------------------------------- ----------------------------- -------------- -------------- -------------

Reserves Established                                                  $  957         $  139         $1,096
Usage                                                                   (179)             -           (179)
                                                                      ------         ------         ------

Balance at April 1, 2000                                              $  778         $  139         $  917
                                                                      ======         ======         ======

      The Company generally expects accrued restructuring costs to be paid primarily during the remainder of fiscal 2000, however, in May 2000, the Company completed the sale of its coal-beneficiation facility and 2.0 million shares of KFx Inc. common stock in exchange for the buyer's assumption of the reclamation liability totaling $4.4 million along with other obligations under certain contracts and permits related to the facility.

6.    Termination of Power-sales Agreement

      During the first quarter of fiscal 2000, an agreement became effective under which the Company terminated the power-sales agreement for its Delano plants. The agreement calls for the Company to receive a series of fixed payments in lieu of operating under the terms of the power-sales agreement. At the time the Company entered into the agreement in fiscal 1999, the plants were written down to the present value of the future cash flows. During fiscal 2000, the Company reclassified this present value, exclusive of the plant's residual value, from property, plant, and equipment to other current assets and other assets. During May 2000, the Company sold a portion of these payments on a nonrecourse basis to a bank group and received proceeds of approximately $53 million. This amount is included in other current assets in the accompanying balance sheet at April 1, 2000.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999, as amended, filed with the Securities and Exchange Commission.



Overview

      The Company's continuing operations operate independent electric power-generation facilities through joint ventures, limited partnerships, or wholly owned subsidiaries (the Operating companies), as well as a natural gas business (Star Natural Gas).

      Thermo Electron Corporation has announced a proposed reorganization involving certain of Thermo Electron's subsidiaries, including the Company.
Under this plan, the Company would be merged into and become a wholly owned subsidiary of Thermo Electron. In addition, Thermo Electron has announced that the Company will divest its Thermo Trilogy Corporation subsidiary, which represents its Biopesticides segment (Note 4).

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

      The Company's Star Natural Gas subsidiary pursues opportunities in the natural gas gathering, processing, storage, and marketing business. In May 1999, Star Natural Gas purchased one gas gathering system and two gas processing plants (the gas facilities). In January 2000, Star Natural Gas decided to close its gas marketing operation after a determination that it is no longer a core business (Note 5).

      Through May 1999, the Company also operated in the field of engineered clean fuels through a limited partnership agreement with KFx, Inc. The Company is a 95% partner in a partnership that was established to develop, construct, and operate a subbituminous coal-beneficiation facility near Gillette, Wyoming
(the K-Fuel Facility). In May 1999, the Company made a decision to hold the K-Fuel Facility for sale or disposal. In May 2000, the Company sold its interest in the K-Fuel Facility and 2.0 million shares of KFx common stock in exchange for the assumption by the buyer of a land reclamation obligation totaling $4.4 million to the state of Wyoming relating to the K-Fuel Facility along with other obligations under certain contracts and permits relating to the K-Fuel Facility.

      Since its inception, the Company has derived a substantial majority of its revenue from the development, construction, and operation of biomass-fueled electricity-generating facilities. While the Company's U.S. biomass energy business is expected to continue to generate revenues for the foreseeable future, the Company expects the aggregate revenues and profitability associated with this business to decline significantly beginning in fiscal 2000 due to the expiration or termination of power-sales agreements at the biomass facilities.
In anticipation of this decline, the Company is exploring other options for its biomass facilities, including disposal. The Company intends to focus its efforts on the repowering and expansion of its Mountainview, California, facility and the development of the Lakeworth electricity-generating facility in Florida. Any failure or inability of the Company to develop these projects would have a material adverse effect on its business, financial condition, and results of operations.




Results of Operations

Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999

      Revenues were $25.9 million in the second quarter of fiscal 2000, compared with $41.0 million in the second quarter of fiscal 1999. Revenues decreased by an aggregate $14.1 million due to the termination of the power-sales agreements at the Company's Gorbell and Delano facilities during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, respectively. Revenues decreased by an aggregate $8.8 million at the Company's Mendota and Woodland facilities. The utility that purchases power from the Mendota and Woodland facilities commenced paying for power at avoided cost rates during the fourth quarter of fiscal 1999, as discussed below. These decreases were offset by the inclusion of $4.2 million in revenues from the Company's electricity-generating facility in Premnitz, Germany, which was acquired in September 1999, and a $2.5 million increase in revenues from the Company's Star Natural Gas subsidiary, primarily due to the acquisition of the gas facilities in May 1999. Revenues also increased $1.3 million at the Company's Czech Republic operations due to a plant expansion that was completed in March 1999.

      The gross profit margin increased to 22% in the second quarter of fiscal
2000 from 19% in the second quarter of fiscal 1999. The increase was primarily due to the exclusion of $4.5 million of operating costs from the K-Fuel
Facility, which was closed during the third quarter of fiscal 1999, offset in part by the effect of the transition to avoided cost rates at the Mendota and Woodland facilities.

      The power-sales agreements for the Company's Mendota, Woodland, and Delano facilities in California are so-called standard offer #4 (SO#4) contracts, which required Pacific Gas & Electric (PG&E), in the case of Mendota and Woodland, and Southern California Electric (SCE), in the case of the Delano facilities, to purchase the power output of the projects at fixed rates through specified periods. Thereafter, the utility will pay a rate based upon the costs that would have otherwise been incurred by the purchasing utilities in generating their own electricity or in purchasing it from other sources (avoided cost). Avoided cost rates are currently substantially lower than the rates the Company has received under the fixed-rate portions of its contracts and are expected to remain so for the foreseeable future. PG&E stopped paying for power purchased from the Mendota and Woodland facilities at fixed cost rates effective in July and August 1999, respectively. Based on current avoided cost rates, the Company expects that the Woodland facility will operate at breakeven or nominal operating losses, primarily as a result of nonrecourse lease obligations that have been partially funded from the Woodland facility's past cash flows. Absent sufficient reductions in fuel prices and other operating costs, the Company will draw down power reserve funds to cover operating cash shortfalls and then, if such funds are depleted, either renegotiate its nonrecourse lease for the Woodland facility or forfeit its interest in the facility. Revenues from the Woodland facility were $28.9 million in fiscal 1999 and its results were approximately breakeven.

      The Mendota facility's fiscal 2000 results have been affected by the transition to avoided cost rates. The Mendota facility's revenues and operating loss were $5.1 million and $2.3 million, respectively, in the first six months of fiscal 2000, compared with revenues and operating income of $13.5 million and $2.8 million, respectively, in the first six months of fiscal 1999. The power-sales agreement with SCE for the Delano facilities called for fixed contract rates through September 2000. In anticipation of a decline in rates at the Delano facilities, the Company reached an agreement in May 1999 to terminate its power-sales agreement, effective December 31, 1999, for the Delano facilities. During the second quarter of fiscal 2000, the Company decided it was uneconomical to operate the Delano facilities following the termination of the power-sales agreement and suspended operations in March 2000. The Delano facilities' aggregate revenues and operating income before restructuring charges were approximately $63.6 million and $33.4 million, respectively, in fiscal
1999. If Thermo Ecotek had been paid avoided cost rates at each of its California facilities, revenues would have been lower by approximately $67 million in fiscal 1999. In response to these declines in revenues and operating income, the Company may continue to explore other options for its biomass facilities, including disposal.



Second Quarter Fiscal 2000 Compared With Second Quarter Fiscal 1999 (continued)

      Selling, general, and administrative expenses decreased to $3.6 million in the second quarter of fiscal 2000 from $4.2 million in the second quarter of fiscal 1999, primarily due to a reduction in costs following the closure of the K-Fuel Facility and the Gorbell and Delano plants. Selling, general, and administrative expenses as a percentage of revenues increased to 14% in fiscal
2000 from 10% in fiscal 1999, primarily due to decreased revenues.

      The Company recorded restructuring and related income, net, of $0.3 million in the second quarter of fiscal 2000 (Note 5). Restructuring costs of $1.7 million include $1.0 million for severance, $0.3 million to write off capitalized development costs and $0.3 million to write off cost in excess of net assets of acquired companies associated with the Company's gas marketing business that was closed, and $0.1 million of accrued retention costs. Unusual income consists of a $2.0 million gain on the sale of the Company's Gorbell facility in Athens, Maine.

      Interest income decreased to $0.7 million in the second quarter of fiscal
2000 from $0.8 million in the second quarter of fiscal 1999, primarily due to lower average invested cash balances.

      Interest expense decreased to $0.8 million in the second quarter of fiscal
2000 from $1.5 million in the second quarter of fiscal 1999, primarily due to lower outstanding debt related to the Company's Delano and Mendota facilities.

      The effective tax rate was 37% and 28% in the second quarter of fiscal
2000 and 1999, respectively. The effective tax rate in fiscal 2000 exceeded the statutory federal income tax rate primarily due to the effect of state income taxes. The effective tax rate in fiscal 1999 was below the statutory federal income tax rate primarily due to tax credits earned from the production of K-Fuel prior to the closure of the K-Fuel Facility.

      Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating company.

      In accordance with the provisions of Accounting Principles Board Opinion
No. 30 concerning reporting the effect of disposal of a segment of a business, the results of the Company's Biopesticides segment have been classified as discontinued operations in the accompanying statement of operations (Note 4).
The loss from discontinued operations was $0.1 million in the second quarter of fiscal 1999. The Company is not currently aware of any known trends, events, or uncertainties involving discontinued operations that it expects will materially affect its results of operations, financial condition, or liquidity through the date such operations are disposed.

First Six Months Fiscal 2000 Compared With First Six Months Fiscal 1999

      Revenues were $64.6 million in the first six months of fiscal 2000, compared with $81.4 million in the first six months of fiscal 1999. Revenues decreased by an aggregate $17.0 million at the Company's Mendota and Woodland facilities. The utility that purchases power from the Mendota and Woodland facilities commenced paying for power at avoided cost rates during the fourth quarter of fiscal 1999, as discussed in the results of operations for the second quarter. Revenues decreased by an aggregate $15.9 million due to the termination of the power-sales agreements at the Company's Gorbell and Delano facilities during the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, respectively. These decreases were offset by the inclusion of $9.4 million in revenues from the Company's electricity-generating facility in Premnitz, Germany, which was acquired in September 1999, and a $3.9 million increase in revenues from the Company's Star Natural Gas subsidiary, primarily due to the acquisition of the gas facilities in May 1999. Revenues also increased $2.4 million at the Company's Czech Republic operations due to a plant expansion that was completed in March 1999.


First Six Months Fiscal 2000 Compared With First Six Months Fiscal 1999 (continued)

      The gross profit margin was 22% in the first six months of fiscal 2000 and 1999. An increase in the gross profit margin due to the exclusion of $7.5 million of operating costs from the K-Fuel Facility, which was closed during the third quarter of fiscal 1999, was offset by the effect of the transition to avoided cost rates at the Mendota and Woodland facilities.

      Selling, general, and administrative expenses decreased to $7.4 million in the first six months of fiscal 2000 from $8.4 million in the first six months of fiscal 1999, primarily due to the reasons discussed in the results of operations for the second quarter. Selling, general, and administrative expenses as a percentage of revenues increased to 12% in fiscal 2000 from 10% in fiscal 1999, primarily due to decreased revenues.

      Interest income decreased to $1.5 million in the first six months of fiscal 2000 from $1.6 million in the first six months of fiscal 1999, primarily due to lower average invested cash balances.

      Interest expense decreased to $2.2 million in the first six months of fiscal 2000 from $3.4 million in the first six months of fiscal 1999, primarily due to lower outstanding debt related to the Company's Delano and Mendota facilities.

      The effective tax rate was 40% and 31% in the first six months of fiscal
2000 and 1999, respectively. The effective tax rate in fiscal 2000 exceeded the statutory federal income tax rate primarily due to the effect of state income taxes. The effective tax rate in fiscal 1999 was below the statutory federal income tax rate primarily due to tax credits earned from the production of K-Fuel prior to the closure of the K-Fuel Facility.

      Minority interest expense represents the allocation of income from plant operations to a minority partner in an Operating company.

      The loss from discontinued operations was $0.7 million in the first six months of fiscal 1999 and $0.5 million in fiscal 2000 prior to the decision to divest the Biopesticides segment. In the first six months of fiscal 2000, the Company provided $12.6 million, net of tax, for the estimated loss on disposal of the Biopesticides segment (Note 4).

Liquidity and Capital Resources

      Working capital was $203.6 million at April 1, 2000, compared with $117.7 million at October 2, 1999. The Company had cash, cash equivalents, and current restricted funds of $35.6 million at April 1, 2000, compared with $48.0 million at October 2, 1999. In addition, the Company had $29.9 million invested in an advance to affiliate at April 1, 2000, compared with $17.8 million at October 2, 1999. Current restricted funds, which consists of funds held in trust pursuant to certain lease and debt agreements, totaled $27.1 million and $28.0 million at April 1, 2000, and October 2, 1999, respectively. In addition, cash and cash equivalents in the accompanying balance sheet includes $4.6 million and $12.5 million of cash at April 1, 2000, and October 2, 1999, respectively, which is restricted by the terms of certain lease and financing agreements. These restrictions limit the ability of the Operating companies to transfer funds to the Company in the form of dividends, loans, advances, or other distributions.
During the first six months of fiscal 2000, the Company's continuing operations provided cash and restricted funds from operating activities of $32.1 million.
Cash of $29.3 million was provided by a decrease in accounts receivable, primarily due to a reduction in second quarter fiscal 2000 revenues compared with the fourth quarter of fiscal 1999 as a result of the termination of the power-sales agreements of the Gorbell and Delano facilities. This source of cash was offset in part by $6.8 million of cash used to fund a seasonal decrease in accounts payable at Star Natural Gas subsidiary. The Company expects to pay accrued restructuring costs of $3.2 million primarily during the remainder of fiscal 2000 (Note 5).



Liquidity and Capital Resources (continued)

      Excluding advance to affiliate activity, the investing activities of the Company's continuing operations used $15.9 million of cash during the first six months of fiscal 2000. The Company expended $18.5 million for capital expenditures, including $14.7 million related to the repowering of the Company's
Mountainview, California, facility. The Company sold its interest in its Gorbell electricity-generating facility for $2.0 million. The Company expects to make capital expenditures of approximately $15 million during the remainder of fiscal
2000, primarily related to the Mountainview facility.

      During the first six months of fiscal 2000, the Company's financing activities used cash of $16.3 million, including $26.2 million for the repayment of long-term obligations and payments under capital lease obligations related to three of its California facilities. Subsequent to repaying a portion of the outstanding balance of the Company's tax-exempt obligations, the Company reached an agreement to extend the original maturity of these obligations to 2018. As part of this agreement, the bank group participating in the financing returned
$11.9 million of previously paid obligations to the Company. Accordingly, as of April 1, 2000, the Company has outstanding $31.6 million of tax-exempt obligations.

      During May 2000, the Company entered into an agreement with a bank group to factor a portion of the payments to be received from the termination of the power-sales agreement at the Delano facilities. The Company received approximately $53 million under this arrangement. The Company has begun repowering and expansion efforts at an existing project in Southern California and development efforts for an electricity-generating facility in Florida. The
Company estimates the total cost of the Southern California and Florida projects to be $600 million and $135 million, respectively. The Company has committed to spend approximately $140 million for the purchase of certain equipment for the Southern California facility. The Company expects to obtain project financing to fund this purchase although it does not currently have any firm available credit facilities. In addition, together with a 10% joint venture partner, the Company is developing a gas storage facility in Colorado at an expected cost of $40 million. The Company expects it will require significant financing for these development and expansion projects, although the Company does not currently have any firm available credit facilities. Although the Company's projects are designed to produce positive cash flow over the long term, the Company will have to obtain significant additional funds from time to time to meet project development requirements, including the funding of equity investments, and to complete acquisitions. As the Company acquires, invests in, or develops future plants, the Company expects to finance them with nonrecourse debt, internal funds, or through borrowings from third parties. The Company has no agreements with third parties that assure funds will be available on acceptable terms, or at all.

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



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 12th day of May 2000.

                                    THERMO ECOTEK CORPORATION



                                    /s/ Theo Melas-Kyriazi
                                    Theo Melas-Kyriazi
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
-----------------------------------------------------------------------------
10.1           Description of severance agreement for Brian D. Holt (filed as Exhibit 10.60 to Thermo
               Electron Corporation's Annual Report on Form 10-K for the year ended January 1, 2000
               [File No. 1-8002] and incorporated herein by reference).

10.2           Description of transaction bonus arrangement between Brian D.
               Holt and Thermo Electron Corporation.

10.3           Retention Agreement dated February 11, 2000, between Parimal S.
               Patel and Thermo Electron Corporation.

10.4           Retention Agreement dated February 11, 2000, between John T.
               Miller and Thermo Electron Corporation.

10.5           Retention Agreement dated February 11, 2000, between Floyd M.
               Gent and Thermo Electron Corporation.

10.6           Retention Agreement dated February 11, 2000, between Randall W.
               Miselis and Thermo Electron Corporation.

27.1           Financial Data Schedule for the quarter ended April 1, 2000.

27.2           Restated Financial Data Schedule for the quarter ended April 3,
               1999.